Form 10QSB
period 1995-06-30
REYNOLDS DEBBIE HOTEL & CASINO INC
filed 1995-08-21
CIK 790934

                                   FORM 10-QSB

                        SECURITIES & EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

              ---------------------------------------------------------
              ---------------------------------------------------------
(MARK ONE)

  X
----- Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly period ended June 30, 1995

                                       or

       Transition Report Pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

           For the Transition period from               to
                                           -------------    -----------


Commission File Number              0-18864
                       -------------------------------------------------

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                   88-0335924
        ---------------                               ----------
      (State or other jurisdition of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)



              305 CONVENTION CENTER DRIVE, LAS VEGAS, NEVADA  89109
              -----------------------------------------------------
                  (Address of principal executive offices-Zip Code)

                                 (702) 734-0711
                                 --------------
               (Registrant's telephone number, including are code)


    -------------------------------------------------------------------------
   (Former name, former address, or fiscal year, if charged since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES   x     NO
       -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     8,272,646 common shares were outstanding as of August 18, 1995

This filing consists of 15 sequentially numbered pages. The exhibit index is located at sequentially numbered pages 13 and 14.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-QSB

-------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.
                 Form 10-QSB for the Quarter ended June 30, 1995

                                Table of Contents
                                -----------------
                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements
              Consolidated Balance Sheets:
                 As of June 30, 1995 (unaudited) and December 31, 1994         3

               Consolidated Statement of Operations:
                 For the six months ended June 30, 1995 (unaudited) and 1994   4

                 For the three months ended June 30, 1995 (unaudited) and
                  1994 (unaudited)                                             5

              Consolidated Statements of Cash Flows:
                 For the six months ended June 30, 1995 (unaudited) and 1994   6

              Notes to Unaudited Consolidated Financial Statements             7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           10

PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS                                                   13

  ITEM 2. CHANGES IN SECURITIES                                               13

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     13

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 13

  ITEM 5. OTHER INFORMATION                                                   13

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    14

SIGNATURES                                                                    15


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 2 of 15

                                  FORM 10-QSB
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Part  I.  Item  1.  FINANCIAL STATEMENTS

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                           Consolidated Balance Sheets

                       June 30, 1995 and December 31, 1994



                                                          June 30,            December 31,
                   ASSETS                                   1995                 1994
                                                        -------------      ---------------
                                                         (Unaudited)

Current assets:
  Cash and cash equivalents                             $      35,000        $     112,000
  Accounts receivable                                       1,438,000            1,131,000
  Other                                                       587,000              455,000
                                                           ----------           ----------
      Total current assets                                  2,060,000            1,698,000
                                                           ----------           ----------

Land and building                                           6,769,000            5,057,000
Furniture and equipment                                     4,545,000            2,342,000
Construction in progress                                           --            2,917,000
                                                           ----------           ----------
                                                           11,314,000           10,316,000
Less accumulated depreciation                               1,400,000              889,000
                                                           ----------           ----------
  Net property and equipment                                9,914,000            9,427,000
                                                           ----------           ----------
Other assets:
  Deposits and other                                        1,753,000            1,399,000
                                                           ----------           ----------
        Total assets                                     $ 13,727,000         $ 12,524,000
                                                           ----------           ----------
                                                           ----------           ----------
            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                   $    701,000          $   535,000
  Accounts payable and accrued liabilities                  3,241,000            1,804,000
  Other                                                       449,000              433,000
                                                           ----------           ----------
        Total current liabilities                           4,391,000            2,772,000
Long-term debt, net of current maturities                   8,195,000            6,627,000
                                                           ----------           ----------
        Total liabilities                                  12,586,000            9,399,000
                                                           ----------           ----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.0001 par value.
    Authorized 50,000,000 shares, 2,000,000
    designated Series AA, 667,904 issued and
    outstanding                                                    --                   --
  Common stock, $.0001 par value.  Authorized
    25,000,000 shares, 8,272,646 and 8,083,904
    shares issued and outstanding, respectively                 1,000                1,000
  Additional paid-in capital                                9,878,000            9,547,000
  Accumulated deficit                                      (8,738,000)          (6,423,000)
                                                           ----------           ----------
        Total shareholders' equity                          1,141,000            3,125,000
                                                           ----------           ----------
        Total liabilities and shareholders' equity     $   13,727,000       $   12,524,000
                                                           ----------           ----------
                                                           ----------           ----------

-------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-QSB
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                      Consolidated Statements of Operations

                     Six months ended June 30, 1995 and 1994


                                                             1995                  1994
                                                         ------------        -------------
                                                          (Unaudited)
Revenue:
  Timeshare                                              $  2,394,000         $         --
  Rooms                                                     1,305,000            1,399,000
  Showroom                                                    960,000              768,000
  Restaurant                                                       --              191,000
  Museum                                                      184,000                   --
  Other                                                       398,000              335,000
                                                            ---------            ---------
           Total revenue                                    5,241,000            2,693,000
                                                            ---------            ---------
Operating expenses:
  Timeshare                                                 1,749,000                   --
  Rooms                                                       837,000              777,000
  Showroom                                                  1,309,000              926,000
  Restaurant                                                       --              312,000
  Museum                                                      105,000                   --
  General and administrative costs                          2,243,000            2,871,000
  Depreciation and amortization                               511,000              419,000
                                                            ---------            ---------
      Total operating expenses                              6,754,000            5,305,000
                                                            ---------            ---------
      Loss from operations                                 (1,513,000)          (2,612,000)
                                                            ---------            ---------
Other income (expense):
  Relief of debt                                                   --                5,000
  Interest expense                                           (802,000)            (192,000
                                                            ---------            ---------)
       Total other income (expense)                          (802,000)            (187,000)
                                                            ---------            ---------
Net loss                                                $  (2,315,000)        $ (2,799,000)
                                                            ---------            ---------
                                                            ---------            ---------

Loss per weighted-average common and common share
  equivalents outstanding:
    Net loss per share                                  $        (.28)         $      (.48)
                                                            ---------            ---------
                                                            ---------            ---------
  Weighted-average number of common shares and
    common share equivalents outstanding                    8,112,063            5,777,751
                                                            ---------            ---------
                                                            ---------            ---------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-QSB
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      DEBBIE REYNOLDS HOTEL & CASINO, INC.
                      Consolidated Statements of Operations
                    Three months ended June 30, 1995 and 1994
                                   (Unaudited)



                                                              1995                 1994
                                                        ------------         -------------
Revenue:
  Timeshare                                             $   1,295,000        $          --
  Rooms                                                       593,000              800,000
  Showroom                                                    475,000              389,000
  Restaurant                                                       --              191,000
  Museum                                                      184,000                   --
  Other                                                       196,000              101,000
                                                            ---------            ---------
           Total revenue                                    2,743,000            1,481,000
                                                            ---------            ---------
Operating expenses:
  Timeshare                                                   737,000                   --
  Rooms                                                       415,000              484,000
  Showroom                                                    594,000              488,000
  Restaurant                                                       --              312,000
  Museum                                                      105,000                   --
  General and administrative costs                          1,065,000            1,438,000
  Depreciation and amortization                               292,000              199,000
                                                            ---------            ---------
       Total operating expenses                             3,208,000            2,921,000
                                                            ---------            ---------
       Loss from operations                                  (465,000)          (1,440,000)
                                                            ---------            ---------
Other income (expense):
  Interest income                                                  --                4,000
  Interest expense                                           (427,000)            (108,000)
                                                            ---------            ---------
       Total other income (expense)                          (427,000)            (104,000)
                                                            ---------            ---------

Net loss                                                $    (892,000)       $  (1,544,000)
                                                            ---------            ---------
                                                            ---------            ---------
Loss per weighted-average common and common share
   equivalents outstanding:
    Net loss per share                                 $         (.11)       $        (.20)
                                                            ---------            ---------
                                                            ---------            ---------
   Weighted-average number of common shares and common
    share equivalents outstanding                           8,130,222            7,640,203
                                                            ---------            ---------
                                                            ---------            ---------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-QSB
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1995 and 1994



                                                              1995               1994
                                                        -------------        -------------
                                                           (Unaudited)
Cash flows from operating activities:
  Net loss for the period                               $  (2,315,000)       $  (2,799,000)
  Adjustments to reconcile net income to net cash
  provided by operations                                    1,668,000              191,000
                                                           ----------           ----------
     Net cash used in operating activities                   (647,000)          (2,608,000)
                                                           ----------           ----------
Cash flows from investing activities:
  Purchases of property and equipment                        (998,000)          (1,591,000)
                                                           ----------           ----------
       Net cash used in investing activities                 (998,000)          (1,591,000)
                                                           ----------           ----------

Cash flows from financing activities:
  Additional investments from shareholder                          --            1,944,000
  Net increase in long-term debt                            1,568,000            2,622,000
                                                           ----------           ----------
       Net cash provided by financing activities            1,568,000            4,566,000
                                                           ----------           ----------
Net increase (decrease) in cash                               (77,000)             367,000

Cash at beginning of period                                   112,000              306,000
                                                           ----------           ----------
Cash at end of period                                   $      35,000        $     673,000
                                                           ----------           ----------
                                                           ----------           ----------

Supplemental disclosures of cash flow information:
  Interest paid on borrowings                           $     802,000        $     171,000
                                                           ----------           ----------
                                                           ----------           ----------



Supplemental disclosures of noncash investing and financing activities:
   In March 1994, a subsidiary of the Company acquired Debbie Reynolds Hotel &
     Casino, Inc. (DRHC) in exchange for issuing 2,350,833 shares of common stock.
   The Company fully divested itself of its wholly-owned subsidiary, SWTV
     Production Services, Inc., (SWTV) in exchange for the 2,126,540 shares of the Company's common stock owned by the Company's former President. The 2,126,540 shares were canceled on March 31, 1994.
   In March 1994, an officer, director and principal shareholder made an additional capital contribution through the conversion of $1,761,000 of debt to equity.
   In March 1994, a subsidiary of the Company acquired Maxim Properties Company
     (Maxim) in exchange for issuing 2,850,833 shares of common stock valued at $400,000.
   In March 1994, certain of the Company's lenders and related parties converted debt of $3,264,000 in exchange for 1,284,842 shares of common stock.

-------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 6 of 15

                                   FORM 10-QSB
-------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                     Notes to Unaudited Financial Statements
                       June 30, 1995 and December 31, 1994


(1)   Basis of Presentation
      (a) CORPORATE ORGANIZATION

          The accompanying consolidated financial statements include the accounts of Debbie Reynolds Hotel & Casino, Inc., formerly Halter Venture Corporation (Halter) and its wholly-owned subsidiaries Debbie Reynolds Management Company, Inc., formerly Debbie Reynolds Hotel & Casino, Inc. (DRHC) and Debbie Reynolds Resorts, Inc. (DRRI) (collectively the Companies). The December 31, 1994 balance sheet data was derived from audited financial statements of the Debbie Reynolds Hotel & Casino, Inc., but does not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Annual Report on Form 10-KSB when reviewing the interim financial results presented herein. All intercompany accounts and transactions have been eliminated in consolidation.

          In the opinion of management, the accompanying unaudited interim financial statements are prepared in accordance with the instructions on Form 10-QSB and contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 1995.

          On November 18, 1994, the shareholders of the Company elected at their annual shareholders' meeting to change the name of the Company from Halter Venture Corporation to Debbie Reynolds Hotel & Casino, Inc.

      (b) MERGER

          Effective February 11, 1994, Halter entered into an Agreement of Merger and Plan of Reorganization, as amended and restated on March 10, 1994 (Agreement), with Maxim Properties Company (Maxim), a privately held Colorado corporation, DRHC and Hamlett Production, Ltd.
          (HPL), both privately held Nevada corporations, and others. The mergers contemplated by the Agreement were consummated as of March 22, 1994. Under the Agreement, HPL Acquisition Corporation, a wholly-owned subsidiary of Halter, merged with and into DRHC, formerly HPL, the surviving corporation (the DRHC Merger). In addition, MPC Acquisition Corporation, another wholly-owned subsidiary of Halter, merged with and into Maxim, the surviving corporation (the Maxim Merger). The DRHC Merger and the Maxim Merger are referred to herein collectively as the "Mergers."

          Pursuant to the Mergers, Halter acquired all of the outstanding securities of DRHC and Maxim in exchange for the issuance of 2,850,833 shares of Halter's common stock to the Maxim shareholders and other related parties and 2,350,833 shares of Halter's common

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 7 of 16

                                   FORM 10-QSB
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.
                    Notes to Unaudited Financial Statements, Continued

          stock to the DRHC shareholder. Prior to the closing, DRHC merged with and into HPL, and HPL changed its name to Debbie Reynolds Hotel & Casino, Inc. In connection with the Mergers, DRHC obtained financing consisting of convertible promissory notes in the amount of $2,553,500
          and one other note of $800,000.   In conjunction with the Mergers, the
          convertible notes were converted into 851,167 shares of Halter's common stock. In connection with the Maxim merger, $300,000 of the other note was contributed to the Company.

          In conjunction with the Mergers, pursuant to a Divestiture Agreement dated March 23, 1994, Halter divested itself of its wholly-owned subsidiary, SWTV Production Services, Inc. (SWTV), to Halter's former President in exchange for the 2,126,540 shares of common stock of Halter owned by the former President. The 2,126,540 shares were then canceled on March 31, 1994. SWTV was acquired by Halter on April 22, 1993 and from that time until divestiture conducted the sole business operations of Halter.

          For accounting purposes, the Mergers were accounted for as a recapitalization of DRHC, with DRHC the acquirer and the surviving corporation. The Company continued to operate under the Halter name until the shareholders meeting in November 1994, when it was changed to DRHC.

      (c) DESCRIPTION OF BUSINESS

          DRHC owns and operates a hotel, gift shop and showroom and leases space to a third party for the operation of a gambling casino and leases space to an affiliate for the operation of a bar and restaurant located on Convention Center Drive in Las Vegas, Nevada (collectively, the Property). Additionally, during the quarter ended March 31, 1995, the Company completed construction on the Debbie Reynolds Hollywood Movie and Memorabilia Museum (Museum), which opened on April 1, 1995. The Company's operations also include the development and sale of timesharing units in the Debbie Reynolds Hotel (Hotel) through DRRI. The Company obtained a timeshare license which was granted by the Nevada Real Estate Board on June 28, 1994.

          On April 20, 1994, DRHC entered into an agreement with Hollywood Restaurant, Inc. to terminate the existing restaurant lease and began operating the restaurant, "Celebrity Cafe". In August 1994, the restaurant was leased to the affiliate that operates the bar and liquor operations.

(2)   CAPITAL STOCK TRANSACTIONS

      See (Item 2) Management's Discussion and Analysis, (2) Liquidity and Capital Resources, for additional discussions of the Company's capital stock transactions.

(3)   BORROWINGS

      On March 22, 1994, the Company obtained a $2,500,000 loan from Bennett Management & Development Corp. (Bennett), the proceeds of which have been used to replace an existing

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-QSB
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       DEBBIE REYNOLDS HOTEL & CASINO, INC

               Notes to Unaudited Financial Statements, Continued


      mortgage on the Hotel and for general corporate purposes. The loan bears interest at 13% and is due March 22, 1997. The loan requires principal and interest payments equal to $1,200 per timeshare interval sold. In consideration of the loan the Company issued Bennett 25,000 shares of its common stock. Ms. Reynolds, a stockholder and chairman of the board of directors of the Company has personally guaranteed the loan. Bennett has waived the principal and interest payments for three months beginning May 15, 1995.

      In June 1994, the Company obtained a $1,000,000 loan from TPM Financial/Source Capital, the proceeds were principally used to continue construction of the Museum and for general corporate purposes. The loan bears interest at 13%. The loan requires principal and interest payments equal to $1,000 per timeshare interval sold. The loan is secured by a second deed of trust. The loan is due June 15, 1996.

      In December 1994, the Company obtained a $1,100,000 loan from TPM Financial/Source, the proceeds were principally used to continue construction of the Museum and for general corporate purposes. The loan bears interest at the greater of 12% or 4% over prime and is due December 1, 1996. The loan is secured by a third deed of trust. The loan requires principal and interest payments equal to $1,500 per time share interval sold.

      In January 1995, World Venture Trust, an unaffiliated company, loaned the Company $275,000. The loan bears interest at 10% and was due on April 26, 1995. The loan is secured by the Company's real and personal property, including the Debbie Reynolds Hotel & Casino. The loan is convertible, at the option of the holder, after maturity, into 200,000 shares of the Company's common stock. The principal amount outstanding on the loan as of June 30, 1995 was approximately $289,000. This loan is currently in default.

      In February 1995, the Company obtained a $525,000 loan from Bennett, the proceeds of which were principally used in the construction of the museum, timeshare conversions and for general corporate purposes. The loan bears interest at 13% and is due on March 22, 1997.


      In April 1995, the Company obtained a $500,000 loan from TPM Financial/Source Capital, the proceeds of which were principally used in the construction of the museum and for general corporate purposes. The loan bears interest at 13% and was due June 25, 1995. This loan was issued as an addition to the lenders second mortgage. This loan is currently in default.

(4)   CONTINGENCIES

      One of the Company's subsidiaries is a defendant in litigation currently pending. The lawsuit alleges breach of brokers agreement. The Company's subsidiary filed an answer to the allegations on February 28, 1994. Management and legal counsel for the Company are of the opinion that the plaintiff's claim is without merit and the Company will prevail in defending the suit.

      See Part II (Other Information), Item 1 (Legal Proceedings) for additional lawsuits against the Company.

--------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                  Page 9 of 15

                                   FORM 10-QSB
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART  I.  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


(1)   OVERVIEW

      The accompanying consolidated financial statements include the accounts of Debbie Reynolds Hotel & Casino, Inc. (the Company), formerly Halter Venture Corporation (Halter) and its present wholly-owned subsidiaries, Debbie Reynolds Management Company, Inc., formerly Debbie Reynolds Hotel & Casino, Inc. (DRHC) and its wholly-owned subsidiary, Debbie Reynolds Resorts, Inc. (DRRI). The accompanying consolidated financial statements reflect the historical operations of DRHC and DRRI only and do not include the financial results of Halter's former wholly owned subsidiary, SWTV Production Service, Inc., which comprised substantially all of the operating results reported in Halter's 1993 Annual Report on Form 10-KSB. The mergers discussed below have been accounted for as a recapitalization of the Company with DRHC as the acquiror and survivor.

      Effective February 11, 1994, Halter entered into an agreement of merger and plan of reorganization as amended and restated on March 10, 1994 with DRHC and others. Under the agreement HPL Acquisition Corporation, a wholly-owned subsidiary of the Company merged with and into DRHC with the surviving corporation being DRHC and its subsidiary, DRRI. Pursuant to the merger, Halter acquired all of the outstanding securities of DRHC. In conjunction with the mergers and pursuant to a divestiture agreement, Halter divested itself of its wholly-owned subsidiary SWTV Production Services, Inc.

      On November 18, 1994, the shareholders of the Company elected at their annual shareholders' meeting to change the name of the Company from Halter Venture Corporation to Debbie Reynolds Hotel & Casino, Inc.

(2)   LIQUIDITY AND CAPITAL RESOURCES

      In January 1995, World Venture Trust, an unaffiliated company, loaned the Company $275,000. The loan bears interest at 10% and was due on April 26, 1995. The loan is secured by the Company's real and personal property, including the Debbie Reynolds Hotel & Casino. The loan is convertible, at the option of the holder, after maturity, into 200,000 shares of the Company's common stock. The principal amount outstanding on the loan as of June 30, 1995 was approximately $289,000. This loan is currently in default.

      In February 1995, the Company obtained a $525,000 loan from Bennett Management & Development (Bennett), the proceeds of which were principally used in the construction of the museum, timeshare conversions and for general corporate purposes. The loan bears interest at 13% and is due on March 22, 1997.

      In April 1995, the Company obtained a $500,000 loan from TPM Financial/Source Capital, the proceeds of which were principally used in the construction of the museum and for general corporate purposes. The loan bears interest at 13% and was due June 25, 1995. This loan was issued as an addition to the lenders second mortgage. This loan is currently in default.

      In May 1995, the Company obtained an additional $340,000 loan from Bennett, the proceeds of which were principally used in the construction of timeshare and general corporate purposes. The

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                  Page 10 of 15

                                   FORM 10-QSB
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

      loan bears interest at 14% and is due on demand. Ms. Reynolds, a stockholder and chairman of the board of the Company, has personally guaranteed the loan.

      The Company is currently in default in the payment of various accounts payable aggregating approximately $1,500,000.

      The Company had a working capital deficiency of $2,331,000 at June 30, 1995, compared with a working capital deficiency of $1,074,000 at December 31, 1994, an increase of $1,257,000. This increase is attributable to operating expenses incurred during the first six months of 1995.

      With the Company's recurring losses from operations, working capital deficit, and debt service obligations, its ability to continue as a going concern is dependent on its ability to obtain additional financing.

      Management of the Company is seeking additional sources of financing to reduce its debt service obligations, complete certain capital projects and fund its working capital needs for the 1995 fiscal year. In addition, management is implementing cost control measures to improve the cash flow of the Company. However, there can be no assurance that these additional sources of funding will continue to occur.

(3)   REVENUES

      Revenues for the quarter ended June 30, 1995 totaled $2,743,000 as compared to $1,481,000 for the six months ended June 30, 1994, representing an 85% increase for 1995. This increase is attributable, in large part, to the addition of $1,295,000 timeshare sales for the quarter ended June 30, 1995.

      The loss from operations for the second quarter 1995 totaled $465,000 as compared to $1,440,000 for the second quarter 1994. Included in the 1995 net loss is $125,000, which represents a settlement expense to a director and officer of the Company. Timeshare sales during the first six months of 1995 were not sufficient to generate substantial profits due to the seasonality of the business. Additionally, the Company incurred considerable showroom operating expenses which resulted in the showroom generating a loss of $119,000 for the quarter ended June 30, 1995. The net loss for the quarter ended June 30, 1995 totaled $892,000 as compared to $1,544,000 for the quarter ended June 30, 1994.

      Revenue for the six months ended June 30, 1995 totaled $5,241,000 as compared to $2,693,000 for the six months ended June 30, 1994, repre-senting an 95% increase for 1995. This increase is attributable, in large part, to the addition of $2,394,000 timeshare sales for the six months ended June 30, 1995.

      The loss from operations for the six months ended 1995 totaled $1,513,000 as compared to $2,612,000 for the six months ended June 30, 1994. The Company incurred considerable showroom operating expenses which resulted in the showroom generating a loss of $349,000 for the six months ended June 30, 1995. The net loss for the six months ended June 30, 1995 totaled $2,315,000 as compared to $2,799,000 for the six months ended June 30, 1994.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 11 of 15

                                   FORM 10-QSB
-------------------------------------------------------------------------------
--------------------------------------------------------------------------------


    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

(4)   INTEREST EXPENSE

      Interest expense increased from $108,000 for the six months ended June 30, 1994 to $427,000 for six months ended June 30, 1995 as a result of the increase in borrowings.



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                  Page 12 of 15

                                   FORM 10-QSB
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART  II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On April 28, 1995, Ronald D. Nitzberg and Ron Nitzberg Associates, Inc., an unaffiliated corporation, filed a lawsuit against the Company and others in the District Court of Clark County, Nevada, alleging breach of contract, slander and other claims, relating to his employment with the Company. The plaintiffs seek damages in the amount of approximately $245,000 and an unspecified amount of money damages. The Company has filed a counterclaim against the plaintiff alleging breach of fiduciary duty and breach of contract asking for declaratory relief from consulting and stock agreements.

          On April 14, 1995, Edward S. Coleman filed a lawsuit against the Company and others in the District Court of Clark County, Nevada, alleging breach of covenant of good faith and fair dealing based on certain services. The plaintiff seeks unspecified money damages in excess of $10,000.

          On January 26, 1995, American Interval Marketing, Inc., filed a lawsuit in the District Court of Clark County, Nevada, against the Company and others, alleging breach of contract and reasonable value of services. The plaintiff seeks damages of approximately $45,000.

          On July 14, 1995, Grand Nevada Hotel Corp., filed a lawsuit in the District Court of Clark County, Nevada, against the Company, alleging breach of contract and breach of implied duty of good faith. The plaintiff seeks damages in excess of $10,000.

          On July 27, 1995, Norman Eugene Watson, filed a lawsuit against the Company and others in the District Court of Clark County Nevada, alleging breach of contract, fraud and misrepresentation and other claims. The plaintiff seeks damages in excess of $10,000.


ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          The Company is in default in respect to the payment of interest on its 8-3/4% senior subordinated convertible debentures due in October 1996 and November 1998. The total amount of the default as of August 15, 1995 is approximately $150,000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          The Company is currently in default under the service agreement with Raymax Productions, a company wholly-owned by Debbie Reynolds, in the amount of $300,000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

          None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 13 of 15

                                FORM 10-QSB
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART  II. OTHER INFORMATION, CONTINUED

      (b) REPORTS ON FORM 8-K

          During the quarter ended June 30, 1995 the Registrant filed the following reports on Form 8-K:

          Current report on Form 8-K dated June 30, 1995, reporting Item 5-Other Events.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 14 of 15

                                   FORM 10-QSB
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    DEBBIE REYNOLDS HOTEL & CASINO, INC.


                                    By:   /S/  Todd Fisher
                                         -----------------------------------
                                         Todd Fisher, Chief Executive Officer



Date:   August 18, 1995



                                    By:   /S/  Todd Fisher
                                          -----------------------------------
                                          Todd Fisher, Chief Financial Officer



-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
                                  Page 15 of 15