Form 10QSB
period 1995-09-30
REYNOLDS DEBBIE HOTEL & CASINO INC
filed 1995-11-20
CIK 790934

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 FORM 10-QSB

                       SECURITIES & EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
       -----------------------------------------------------------------
  (Mark One)

   X   Quarterly Report Under Section 13 or 15(d) of the Securities
  ---  Exchange Act of 1934
           For the Quarterly period ended September 30, 1995
                                  or
       Transition Report Pursuant to Section 13 or 15(d) of the
  ---  Securities Exchange Act of 1934
       For the Transition period from             to
                                      -----------    -------------

  Commission File Number    0-18864
                        ------------------------------------------------

                 DEBBIE REYNOLDS HOTEL & CASINO, INC.
        (Exact name of registrant as specified in its charter)

              NEVADA                           88-0335924
 -------------------------------           -------------------
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)           Identification No.)

         305 CONVENTION CENTER DRIVE, LAS VEGAS, NEVADA 89109
         ----------------------------------------------------
          (Address of principal executive offices - Zip Code)

                            (702) 734-0711
                            --------------
         (Registrant's telephone number, including area code)

 ---------------------------------------------------------------------
 (Former name, former address, or former fiscal year, if changed since last report)

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     9,913,631  common shares were outstanding as of  November 17, 1995.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This filing consisting of 16 sequentially numbered pages. The exhibit index is located at sequentially numbered page 15.

                                   FORM 10-QSB


                      DEBBIE REYNOLDS HOTEL & CASINO, INC.
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Balance Sheets:
                As of September 30, 1995 (unaudited) and December 31, 1994    3

             Unaudited Consolidated Statement of Operations:
                For the nine months ended September 30, 1995 and 1994         4

                For the three months ended September 30, 1995 and 1994        5

             Unaudited Consolidated Statements of Cash Flows:
                For the nine months ended September 30, 1995  and 1994        6

             Notes to Consolidated Financial Statements                       7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          11



PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                  14

ITEM 2.   CHANGES IN SECURITIES                                              14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                    15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                15

ITEM 5.   OTHER INFORMATION                                                  15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   15


SIGNATURES                                                                   16


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 2 of 16

Part  I.  Item  1.  Financial Statements

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                         SEPTEMBER 30,        DECEMBER 31,
                          ASSETS                             1995                 1994
                                                         -------------       -------------
                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                             $      20,000       $     112,000
   Accounts receivable                                       1,054,000           1,131,000
   Other                                                       587,000             455,000
                                                         -------------       -------------
          Total current assets                               1,661,000           1,698,000
                                                         -------------       -------------

Land and building                                            6,758,000           5,057,000
Furniture and equipment                                      4,642,000           2,342,000
Construction in progress                                            --           2,917,000
                                                         -------------       -------------
                                                            11,400,000          10,316,000
Less accumulated depreciation                                1,618,000             889,000
                                                         -------------       -------------
          Net property and equipment                         9,782,000           9,427,000
                                                         -------------       -------------
Other assets:
   Deposits and other                                        1,670,000           1,399,000
                                                         -------------       -------------
          Total assets                                   $  13,113,000       $  12,524,000
                                                         -------------       -------------
                                                         -------------       -------------
                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                  $     834,000      $      535,000
   Accounts payable and accrued liabilities                  2,673,000           1,804,000
   Other                                                       738,000             433,000
                                                         -------------       -------------
          Total current liabilities                          4,245,000           2,772,000
Long-term debt, net of current maturities                    7,300,000           6,627,000
                                                         -------------       -------------
          Total liabilities                                 11,545,000           9,399,000
                                                         -------------       -------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.0001 par value.  Authorized 50,000,000
          shares, 2,000,000 designated Series AA, 320,594 and 667,904 shares issued and outstanding, respectively
                                                                                        --
   Common stock, $.0001 par value.  Authorized 25,000,000
          shares, 9,853,572 and 8,083,904 shares issued and
          outstanding, respectively
                                                                 1,000               1,000
   Additional paid-in capital                               11,765,000           9,547,000
   Accumulated deficit                                     (10,198,000)         (6,423,000)
                                                         -------------       -------------
             Total shareholders' equity                      1,568,000           3,125,000
                                                         -------------       -------------
             Total liabilities and shareholders' equity  $  13,113,000       $  12,524,000
                                                         -------------       -------------
                                                         -------------       -------------


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 3 of 16

                                   FORM 10-QSB


                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                   (UNAUDITED)

                                        1995                        1994
                                   ---------------            -----------------
Revenue:
  Timeshare                        $     3,078,000            $       1,333,000
  Rooms                                  1,919,000                    2,154,000
  Showroom                               1,416,000                    1,143,000
  Restaurant                                    --                      310,000
  Museum                                   301,000                           --
  Other                                    704,000                      512,000
                                   ---------------             ----------------
        Total revenue                    7,418,000                    5,452,000
                                   ---------------             ----------------
Operating expenses:
  Timeshare                              2,224,000                      947,000
  Rooms                                  1,282,000                    1,098,000
  Showroom                               1,858,000                    1,431,000
  Restaurant                               468,000                      569,000
  Museum                                   223,000                           --
  General and administrative costs       3,163,000                    4,439,000
  Depreciation and amortization            884,000                      576,000

                                   ---------------             ----------------
        Total operating expenses        10,102,000                    9,060,000
                                   ---------------             ----------------
        Loss from operations            (2,684,000)                  (3,608,000)
                                   ---------------             ----------------
Other income (expense):
  Relief of debt                                --                        7,000
  Interest expense                      (1,091,000)                    (394,000)
                                   ---------------             ----------------
        Total other income
        (expense)                       (1,091,000)                    (387,000)
                                   ---------------             ----------------
Net loss                           $    (3,775,000)            $     (3,995,000)
                                   ---------------             ----------------
                                   ---------------             ----------------

Loss per weighted-average common
  and common share equivalents
  outstanding:
    Net loss per share             $          (.46)            $           (.62)
                                   ---------------             ----------------
    Weighted-average number of
      common shares and common
      share equivalents
      outstanding                        8,171,970                    6,436,493
                                   ---------------             ----------------


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 4 of 16

                            FORM 10-QSB

               DEBBIE REYNOLDS HOTEL & CASINO, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                            (UNAUDITED)



                                                 1995               1994
                                                 ----               -----
Revenue:
  Timeshare                                  $   684,000        $1,333,000
  Rooms                                          614,000           755,000
  Showroom                                       431,000           375,000
  Restaurant                                          --           119,000
  Museum                                         117,000                --
  Other                                          331,000           177,000
                                             -----------       -----------
     Total revenue                             2,177,000         2,759,000
                                             -----------       -----------
Operating expenses:
  Timeshare                                      475,000           947,000
  Rooms                                          445,000           321,000
  Showroom                                       549,000           505,000
  Restaurant                                     468,000           257,000
  Museum                                         118,000                --
  General and administrative costs               920,000         1,568,000
  Depreciation and amortization                  373,000           157,000
                                             -----------       -----------
     Total operating expenses                  3,348,000         3,755,000
                                             -----------       -----------
     Loss from operations                     (1,171,000)         (996,000)
                                             -----------       -----------
Other income (expense):
  Interest income                                     --             2,000
  Interest expense                              (289,000)         (202,000)
                                             -----------       -----------
     Total other income (expense)               (289,000)         (200,000)
                                             -----------       -----------
Net loss                                     $(1,460,000)      $(1,196,000)
                                             -----------       -----------
Loss per weighted-average common and common
 share equivalents outstanding:
     Net loss per share                      $      (.18)      $      (.15)
                                             -----------       -----------
     Weighted-average number of common
      shares and common share equivalents
      outstanding                              8,289,830         7,727,292
                                             -----------       -----------

===============================================================================
                                   Page 5 of 16

                            FORM 10-QSB

               DEBBIE REYNOLDS HOTEL & CASINO, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                            (UNAUDITED)


                                                      1995            1994
                                                      ----            ----
Cash flows from operating activities:
  Net loss for the period                         $(3,775,000)   $(3,995,000)
  Adjustments to reconcile net income to net
   cash provided by operations                      1,675,000        678,000
                                                  -----------    -----------
      Net cash used in operating activities        (2,100,000)    (3,317,000)
                                                  -----------    -----------
Cash flows from investing activities:
  Purchases of property and equipment              (1,084,000)    (2,746,000)
                                                  -----------    -----------
      Net cash used in investing activities        (1,084,000)    (2,746,000)
                                                  -----------    -----------
Cash flows from financing activities:
  Additional investments from shareholder           2,218,000      3,747,000
  Net increase in long-term debt                      874,000      2,926,000
                                                  -----------    -----------
      Net cash provided by financing activities     3,092,000      6,673,000
                                                  -----------    -----------
Net increase (decrease) in cash                       (92,000)       610,000
Cash at beginning of period                           112,000        306,000
                                                  -----------    -----------
Cash at end of period                             $    20,000    $   916,000
                                                  -----------    -----------
Supplemental disclosures of cash flow
 information:
  Interest paid on borrowings                     $ 1,091,000    $   171,000
                                                  -----------    -----------

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

===============================================================================
                              Page 6 of 16

                            FORM 10-QSB

               DEBBIE REYNOLDS HOTEL & CASINO, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS
            SEPTEMBER  30, 1995 AND DECEMBER 31, 1994


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

       Pursuant to the Mergers, Halter acquired all of the outstanding securities of DRHC and Maxim in exchange for the issuance of 2,850,833 shares of Halter's common stock to the Maxim shareholders and other related parties and 2,350,833 shares of Halter's common stock to the DRHC shareholder. Prior to the closing, DRHC merged with and into HPL, and

===============================================================================
                               Page 7 of 16

                            FORM 10-QSB
===============================================================================

                   DEBBIE REYNOLDS HOTEL & CASINO, INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS, Continued


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

(3) BORROWINGS

    On March 22, 1994, the Company obtained a $2,500,000 loan from Bennett Management & Development Corp. (Bennett), the proceeds of which have been used to replace an existing mortgage on the Hotel and for general corporate purposes. The loan bears interest at 13% and is

===============================================================================

                                   FORM 10-QSB
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

               Notes to Unaudited Financial Statements, Continued


     due March 22, 1997. The loan requires principal and interest payments equal to $1,200 per timeshare interval sold. In consideration of the loan the Company issued Bennett 25,000 shares of its common stock.
     Ms. Reynolds, a stockholder and chairman of the board of directors of the Company has personally guaranteed the loan. Bennett has waived the principal and interest payments since May 15, 1995.

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

     In January 1995, World Venture Trust, an unaffiliated company, loaned the Company $275,000. The loan bore interest at 10% and was due on April 26, 1995. The loan was secured by the Company's real and personal property, including the Debbie Reynolds Hotel & Casino. The loan was convertible, at the option of the holder, after maturity, into 200,000 shares of the Company's common stock. The Company paid off this loan in September of 1995.

     In February 1995, the Company obtained a $525,000 loan from Bennett, the proceeds of which were principally used in the construction of the museum, timeshare conversions and for general corporate purposes. The loan bears interest at 13% and is due on March 22, 1997.

     In April 1995, the Company obtained a $500,000 loan from TPM Financial/Source Capital, the proceeds of which were principally used in the construction of the museum and for general corporate purposes. The loan bore interest at 13% and was due June 25, 1995. This loan was issued as an addition to the lenders second mortgage. The company paid off this loan in November of 1995.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 9 of 16

                                   FORM 10-QSB
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

               Notes to Unaudited Financial Statements, Continued


     In August 1995, the company obtained a $2,000,000 loan from Bennett Funding International. Ltd., the proceeds of which were principally used to pay off existing debt and for general corporate purposes, $340,000 of which was advanced to the Company in May of 1995. The loan bears interest at 14% and is due August 23, 1999. The loan is secured by the company's real and personal property, including Debbie Reynolds Hotel & Casino. Ms. Reynolds, a stockholder and chairman of the board of the Company, has personally guaranteed the loan.

(4)  CONTINGENCIES

     The Company and its subsidiaries are defendants in a number of lawsuits, currently pending. See Part II (Other Information), Item 1 (Legal Proceedings) for a description of these lawsuits against the Company.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-QSB


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


(2)  LIQUIDITY AND CAPITAL RESOURCES

     In January 1995, World Venture Trust, an unaffiliated company, loaned the Company $275,000. The loan bore interest at 10% and was due on April 26, 1995. The loan was secured by the Company's real and personal property, including the Debbie Reynolds Hotel & Casino. The loan was convertible, at the option of the holder, after maturity, into 200,000 shares of the Company's common stock. The company paid off this loan in September of 1995.

     In February 1995, the Company obtained a $525,000 loan from Bennett Management & Development (Bennett), the proceeds of which were principally used in the construction of the museum, timeshare conversions and for general corporate purposes. The loan bears interest at 13% and is due on March 22, 1997.

     In April 1995, the Company obtained a $500,000 loan from TPM Financial/Source Capital, the proceeds of which were principally used in the construction of the museum and for general corporate purposes. The loan bore interest at 13% and was due June 25, 1995. This loan was issued as an addition to the lenders second mortgage. The loan was paid off in November 1995.

     In August 1995, the Company obtained an additional $2,000,000 loan from Bennett, the proceeds of which were principally used to pay off existing debt and for general corporate purposes, $340,000 of which was advanced to the Company in May of 1995. The loan bears interest at 14% and is


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 11 of 16

                                   FORM 10-QSB
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED


     due August 25, 1999. This loan is secured by the company's real and personal property, including the Debbie Reynolds Hotel & Casino. Ms. Reynolds, a stockholder and chairman of the board of the Company, has personally guaranteed the loan.

     The Company is currently in default in the payment of various accounts payable aggregating approximately $1,800,000.

     In August 1995, the Company offered all holders of the company's units issued pursuant to the company's Private Placement Memorandums dated March 25, 1994 and November 17, 1994 the opportunity to convert the series of Series AA Preferred Stock and Debentures constituting part of the units into restricted shares of the company's Common Stock. Each Series AA Preferred Stock and Debenture converted into one share of the company's common stock at the reduced conversion prices of $2.00 and $2.25, respectively. The total dollar amount converted from the Series AA Preferred and Debentures was $2,822,510 which converted into 1,328,240 shares of the company's common stock. As additional consideration, the company also offered the unit holders the right to exercise each Class A Warrant to purchase two shares of Common Stock (instead of one) at an exercise price of $1.00 (instead of $5.50) for 60 days from the date of the offer. Pursuant to the Warrant offer, the company received $81,120 from the exercise of warrants to purchase 81,120 shares of Common Stock.

     The Company is in the process of obtaining additional financing for the company's capital improvements and to repay existing debt, through a Regulation S offering under the Securities Act of 1933 (the "Act"). As of November 17, 1995, the Company has sold 300,000 shares of the company's common stock totalling net proceeds of approximately $205,000. This offering of shares is directed soley to persons who are not residents of the United States. The company is offering a maximum of 2,666,666 shares at $.75 per share. The shares will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. In addition, the shares are subject to a minimum six month restriction on transfer.

     The Company had a working capital deficiency of $2,584,000 at September 30, 1995, compared with a working capital deficiency of $1,074,000 at December 31, 1994, an increase of $1,309,000. This increase is attributable to operating expenses incurred during the first nine months of 1995.

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


(3)  REVENUES

     Revenues for the quarter ended September 30, 1995 totaled $2,177,000 as compared to $2,759,000 for the quarter ended September 30, 1994, representing a 21% decrease for 1995. This decrease is


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 12 of 16

                                   FORM 10-QSB
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED


     attributable, in large part, to the decrease of $649,000 in timeshare sales for the quarter ended September 30, 1995.

     The loss from operations for the third quarter 1995 totaled $1,171,000 as compared to the $996,000 loss for the third quarter 1994. Included in the 1995 third quarter loss from operations is $468,000, which represents a bad debt allowance for the outstanding receivable due from Celebrity Restaurants, a company wholly-owned by Ms. Reynolds. The Company is currently in the process of terminating the oral lease agreement with Celebrity Restaurants and intends to acquire Celebrity Restaurants during the fourth quarter of 1995.

     The profits from timeshare sales during the third quarter of 1995 decreased by 45.9% as compared to the third quarter of 1994, due to fewer closings. Additionally, the Company incurred considerable showroom operating expenses which resulted in the showroom generating a loss of $118,000 for the quarter ended September 30, 1995. The net loss for the quarter ended September 30, 1995 totaled $1,460,000 as compared to $1,196,000 for the quarter ended September 30, 1994.

     Revenue for the nine months ended September 30, 1995 totaled $7,418,000 as compared to $5,452,000 for the nine months ended September 30, 1994, representing a 36.1% increase for 1995. This increase is attributable, in large part, to the addition of $1,745,000 in timeshare sales for the nine months ended September 30, 1995.

     The loss from operations for the nine months ended 1995 totaled $2,684,000 as compared to $3,608,000 for the nine months ended September 30, 1994.
     The Company incurred considerable showroom operating expenses which resulted in the showroom generating a loss of $442,000 for the nine months ended September 30, 1995. The net loss for the nine months ended September 30, 1995 totaled $3,775,000 as compared to $3,995,000 for the nine months ended September 30, 1994.


(4)  INTEREST EXPENSE

     Interest expense increased from $394,000 for the nine months ended September 30, 1994 to $1,091,000 for nine months ended September 30, 1995 as a result of the increase in borrowings.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 13 of 16

                                   FORM 10-QSB


Part II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

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

          On July 27, 1995, Norman Eugene Watson, filed a lawsuit against the Company and others in the District Court of Clark County, Nevada, alleging breach of contract, fraud and misrepresentation and other claims. The plaintiff seeks damages in excess of $10,000.

          On August 10, 1995, Fiduciary Trust Company International, as Trustee of the Taylor-Made Ltd. Defined Benefit Pension Plan, filed a lawsuit in the District Court of Clark County, Nevada, against the Company and others, alleging breach of contract and unjust enrichment. The plaintiff seeks damages in excess of $10,000. The Company is negotiating a settlement with respect to this lawsuit.

          On September 1, 1995, Young Electric Sign Company, filed a law suit in the District Court of County, Nevada against the company and others, alleging breach of contract. The plaintiff is seeking damages in excess of $10,000.

          Except as otherwise set forth above, the Company is unable to predict, at this time, the likelihood of the Company prevailing in the above lawsuits.

Item 2.   CHANGES IN SECURITIES

          None


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 14 of 16

                                   FORM 10-QSB
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


PART II.  OTHER INFORMATION, CONTINUED

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          The Company is in default in respect to the payment of interest on its 8-3/4% senior subordinated convertible debentures due in October 1996 and November 1998. The total amount of the default as of November 17, 1995 is approximately $115,000.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          The Company is currently in default under the service agreement with Raymax Productions, a company wholly-owned by Debbie Reynolds, in the amount of $550,000.

          See "Part I, Item 2, Management's Discussion and Analysis or Plan of Operation" for a description of a current offering by the Company under Regulation S of the Securities Act of 1933.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               None

          (b)  REPORTS ON FORM 8-K

               During the quarter ended September 30, 1995 the Registrant filed the following reports on Form 8-K:

               Current report on Form 8-K dated July  21, 1995, reporting Item 5
               - Other Events.

               Current report on Form 8-K dated August 30, 1995, reporting Item 5 - Other Events.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 15 of 16

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


                              DEBBIE REYNOLDS HOTEL & CASINO, INC.


                              By:    /s/  Todd Fisher
                                  ---------------------------------------------
                                  Todd Fisher, Chief Executive Officer



Date:  November 17, 1995



                              By:    /s/  Todd Fisher
                                  ---------------------------------------------
                                  Todd Fisher, Chief Financial Officer


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  Page 16 of 16