Form 10KSB
period 1995-12-31
REYNOLDS DEBBIE HOTEL & CASINO INC
filed 1997-01-30
CIK 790934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-KSB

                _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1995

                                       OR

              ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                        Commission file number: 0-18864

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.
             (Exact name of Registrant as specified in its charter)

                 Nevada                                         88-0335924
   (State or other jurisdiction of                            (IRS Employer
    incorporation or organization)                        Identification Number)

     305 Convention Center Drive
          Las Vegas, Nevada                                        89109
(Address of principal executive offices)                         (Zip Code)

              Registrant's telephone number, including area code:
                                 (702) 734-0711

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                (1) Yes ___ No _X_
                                (2) Yes _X_ No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     The Company's revenues for its most recent fiscal year were $9,790,000. The aggregate market value of the voting stock held by nonaffiliates (based upon the average of the bid and asked price of these shares on the over-the-counter market) as of December 24, 1996 was approximately $4,633,500.

Class                               Outstanding at December 24, 1996

Common Stock, $.0001 par value      12,522,831 shares

                   Documents incorporated by reference: None

                 Transitional Small Business Disclosure Format:

                                             Yes ___  No _X_

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                                   FORM 10-KSB

                                     PART I

Item 1.  Description of Business.

     (a) Business Development. Debbie Reynolds Hotel & Casino, Inc., formerly Halter Venture Corporation (the "Company" or the "Registrant") originally was incorporated on January 10, 1986 under the laws of the State of Texas. From inception until late 1992, the Company engaged in the business of breeding, training and racing thoroughbred race horses. The Company acquired SWTV Production Services, Inc. ("SWTV"), a mobile television production company, on May 3, 1993 and its operations from that date through March 22, 1994 consisted solely of the direct operations of SWTV.

     Effective March 22, 1994, the Company acquired Maxim Properties Company ("Maxim"), a privately held Colorado corporation, and Debbie Reynolds Management Company, Inc., formerly Debbie Reynolds Hotel & Casino, Inc. ("DRHC") and Hamlett Production, Ltd. ("HPL"), both privately held Nevada corporations. Pursuant to several mergers, HPL Acquisition Corporation, a wholly-owned subsidiary of the Company, merged with and into DRHC, formerly HPL, the surviving corporation (the "DRHC Merger"). In addition, MPC Acquisition Corporation, another wholly-owned subsidiary of the Company, merged with and into Maxim, the surviving corporation (the "Maxim Merger".) The DRHC Merger and the Maxim Merger are referred to herein collectively as the "DRHC/Maxim Mergers." Pursuant to the DRHC/Maxim Mergers, the Company acquired all of the outstanding securities of DRHC and Maxim in exchange for the issuance of 2,850,833 shares of the Company's Common Stock to the Maxim shareholders and 2,350,833 shares to the DRHC shareholder. In connection with the DRHC/Maxim Mergers the Company also issued 565,000 shares to others. Prior to the closing of the mergers, DRHC merged with and into HPL, and HPL changed its name to Debbie Reynolds Hotel & Casino, Inc.

     In connection with the DRHC/Maxim Mergers, the Company divested its wholly-owned subsidiary, SWTV Production Services, Inc., to the Company's former President, Lawrence E. Meyers, in exchange for the 2,126,540 shares of Common Stock of the Company owned by Mr. Meyers which have been canceled by the Company.

     In November 1994, the Company reincorporated in the State of Nevada and changed its name from Halter Venture Corporation to Debbie Reynolds Hotel & Casino, Inc. In connection with the reincorporation, the Company's wholly-owned subsidiary, Debbie Reynolds Hotel & Casino, Inc. changed its name to Debbie Reynolds Management Company, Inc. ["DRMC"].

     The Company's operations consist primarily of the hotel operations of DRMC and the timeshare operations of Debbie Reynolds Resorts, Inc. ("DRRI"), a wholly-owned subsidiary of DRMC. DRMC owns and operates the Debbie Reynolds Hotel & Casino (the "Hotel"), a gift shop, the Hollywood Motion Picture Museum, a restaurant and bar and a showroom located on Convention Center Drive in Las Vegas, Nevada. DRMC leased the restaurant to Celebrity Restaurants, Inc., a company wholly-owned by Ms. Reynolds, until August 1, 1996 at which time DRMC was granted a liquor license from Clark County and commenced operating the bar and the restaurant. Until the Company received approval for its own liquor license, Celebrity accommodated the Company by undertaking and operating the restaurant and bar under its liquor license. The Company's operations, through DRRI, also consist of the sale of timeshare units in the Debbie Reynolds Hotel. DRRI obtained a permanent timeshare license on June 28, 1994. In addition, DRMC and its management have a pending application filed for a gaming license from the Nevada gaming authorities; however, there can be no assurance that such license will be granted. Due to the Company's poor capital structure and acting on the advice of counsel, the Company requested the Nevada Gaming Authorities to place a hold on processing its pending gaming applications until its capital structure substantially improves. Prior to March 31, 1996, the Company leased space to a third party for the operation of a casino. The Company served the operator with a termination notice in February 1996 because, pursuant to the terms of the lease agreement, the Company was losing money on a monthly basis. The Company requested Jackpot to cease operations as of June 30, 1996. On March 31, 1996 the operator discontinued its gaming operations on the property, removed all off its gaming equipment and subsequently filed a lawsuit against DRHC. [See Item 3 - Legal Proceedings]

     On October 30, 1996 the Company entered into an Agreement for Purchase and Sale with ILX Incorporated ("ILX") under which ILX will purchase the Debbie Reynolds Hotel & Casino (the "Hotel"), including all of the Hotel's real and personal property and the Hotel's timeshare operations (the "ILX Agreement"). ILX is a publicly-held corporation based in Phoenix Arizona which principally owns, operates and markets resort properties in Arizona, Florida, Indiana and Mexico. The purchase price for the Hotel is $16,800,000, which will consist of 3,750,000 "free-trading" shares of ILX common stock valued for purposes of the transaction at $2.00 per share, $4,200,000 in cash and $5,100,000 in assumption of mortgage indebtedness. The market value of ILX's common stock has recently been substantially less than $2.00 per share. When the market value of ILX's common stock reduces so does the negotiated purchase price. Under the ILX agreement, immediately after the closing, ILX has agreed to lease certain of the hotel facilities to Debbie Reynolds and /or a designee (the "Hotel Facilities Lease"). The Hotel Facilities Lease is expected to be for a term of 99 years, with a monthly lease payment to be determined, although the ILX Agreement documents specify monthly payments of approximately $150,000 it is unlikely the Lease would be profitable at that rate and there is no guarantee that ILX will agree to an acceptable lower figure. The Hotel Facilities Lease is expected to include the showroom, the museum, the gift shop, the vacant casino space, the back bar and certain joint areas. In addition, in consideration for use of her name and likeness, and associated goodwill and other services, Debbie Reynolds will receive a percentage of the net profit of any timeshare project at the Hotel pursuant to a Timeshare Profit Agreement. Ms. Reynolds will also participate in future activities of the Hotel and other ILX business activities, pursuant to the Debbie Reynolds Participation Agreement. As a condition precedent to the sale, ILX has requested Debbie Reynolds to enter into an agreement with Red Rock Collection Incorporated, a wholly owned subsidiary of ILX. Subsequently, Ms. Reynolds and Todd Fisher have entered into agreements with Red Rock Collections Incorporated. The sale of the Hotel to ILX is subject to the approval of the Company's shareholders, a standard due diligence investigation by ILX, receipt of any necessary governmental approvals, and satisfaction of various other conditions. The Company anticipates that the closing will occur in the first quarter of 1997; however, there can be no assurance that the closing will occur.

     The Company's recurring losses from operations, its working capital deficiency, its' shareholders equity deficiency, its significant debt service obligations and its default with respect to various agreements raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain additional financing to finance its working capital deficit until such time as cash flows from operations are sufficient to finance the Company's operations, including the Company's proposed casino operations. If the sale under the ILX Agreement is not consummated, the Company may need to seek protection under the Federal bankruptcy laws. In order for the Company to continue to operate until the sale under the ILX Agreement is consummated, the Company must obtain a sufficient amount of interim financing to fund its operations. While such interim financing is currently being negotiated, there is no assurance it will be obtained. If the Company is unable to obtain the interim financing the Company may need to seek protection under the Federal bankruptcy laws.

     The Company's principal executive offices are located at 305 Convention Center Drive, Las Vegas, Nevada 89109 and its telephone number is (702) 734-0711.

     (b)  Business of the Issuer.

     (b)(1), (2)  Principal  Products  or  Services;  Markets  and  Distribution
          Methods.

     Background. The Hotel began gaming operations in 1957, under the trade names "The Royal" and later "The Paddle Wheel Hotel & Casino." Debbie Reynolds purchased the Paddle Wheel at auction in 1992 and renamed it the "Debbie Reynolds Hotel & Casino". The Debbie Reynolds Hotel & Casino is located on a 6.13-acre site just off of Las Vegas Boulevard and is located close to the Las Vegas Convention Center. Las Vegas Boulevard, more commonly known as "The Strip," is currently the center of gaming activity in Las Vegas.

     Hotel. The Debbie Reynolds Hotel includes 193 hotel rooms (of which 43 are being converted into timeshare units), approximately 6,000 square feet of vacant casino space which is currently filled with Hollywood memorabilia, the Hollywood Movie Museum, a 500 seat showroom, a full-service restaurant, a cocktail lounge and bar, one swimming pool and several hundred parking spaces. The Company offers its hotel rooms at modest prices (as of August 31, 1996, the average room rate was approximately $50.00). The Hotel's average occupancy rates were approximately 80%, 82% and 74% for the 1993, 1994 and 1995 fiscal years, respectively.

     Showroom. Ms. Reynolds' performances in the Company's 500-seat showroom are the primary draw for the Company's facilities and its timeshare sales. Through the Company's approximately $1,000,000 renovation, the showroom has state-of-the-art sound, staging and lighting. When Ms. Reynolds performs, she performs Monday through Friday in the early evenings. Generally other Las Vegas acts perform Monday through Saturday after Ms. Reynolds' show. When Ms. Reynolds is not performing, the showroom attracts other well-known Las Vegas entertainers. For the year ended December 31, 1995 the showroom averaged 84% occupancy for Ms. Reynolds' show with ticket prices of $34.95.

     Museum. The Debbie Reynolds Hollywood Movie Museum is unique in that it houses two world class collections of authentic Hollywood movie memorabilia owned separately by Ms. Reynolds and the Hollywood Motion Picture and Television Museum, a non-profit organization, "Hollywood". The Museum is a highly technical multimedia presentation which combines the charm of a historical museum and the drama of a modern Hollywood screening room. The Museum has five stages, including three revolving stages, in a surrounding similar to a Hollywood screening room. The Museum has a walk-through portion where guests are able to see up close many pieces from Hollywood classics, such as Marilyn Monroe's dress from the "Seven Year Itch", among many others. Both collections are so extensive that the Museum is only able to display approximately 10% of the collections at any one time. The Company acquired the exclusive licenses to display both extensive collections of movie memorabilia pursuant to license agreements; however, Ms. Reynolds License Agreement has been terminated and Hollywood's License Agreement is in default (See below). Under this License Agreement, which is in default, the Company also has the rights to over 200 film clips from classic Hollywood films, most of which have received an Academy Award in some category. The Museum has a seating capacity of 79 people and runs 14 shows a day at an average ticket price of $7.95. The total costs to complete the Museum were approximately $2,700,000. See Part III, Item 10. "Executive Compensation," for a description of the license agreements.

     Restaurant and Bar. The restaurant and bar located in the Hotel were previously operated by Celebrity Restaurants, Inc. ("Celebrity"), a company wholly-owned by Ms. Reynolds, pursuant to an oral lease agreement which commenced in August 1994. Under the lease agreement, Celebrity was required to pay the Company 8% of net income for the lease of the restaurant and bar. Under the oral agreement, DRMC was obligated to cover the operating cash shortfalls of Celebrity's operations. On August 1, 1996 DRMC received a liquor license from Clark County and terminated the oral lease agreement. The restaurant and bar are currently operated by DRMC. Until the Company received approval for its own liquor license, Celebrity accommodated the Company by undertaking and operating the restaurant and bar under its liquor license. The restaurant seats 150 people and is open for breakfast, lunch and dinner. As with its hotel accommodations, the food and beverage services provided by the restaurant and bar are moderately priced. The restaurant operations are not intended to be a profit center for the Company but the restaurant services are intended to be an attraction for the timeshare sales, the showroom and the museum and as a convenience for the hotel guests. See Part III, Item 12. "Certain Relationships and Related Transactions-Transactions of Debbie Reynolds Hotel & Casino, Inc. and Hamlett Production, Ltd.

     Gift Shop. Hollywood-themed souvenirs, collectibles and logoed merchandise are currently available in the gift shop. The gift shop occupies approximately 640 square feet of space on the property.

     Timeshare. The Company's timeshare operations are conducted through Debbie Reynolds Resorts, Inc. ("DRRI"), a subsidiary of DRMC. The operations of DRRI consist of the sale of timeshare units in the Debbie Reynolds Hotel. DRRI obtained a permanent timeshare license on June 28, 1994 and since then has been aggressively pursuing timeshare sales and the conversion of the timeshare units. Timeshares are sold in units of one week and entitle the purchaser thereof to use the hotel room for the period of time purchased each year. Each timeshare room in the hotel has 52 units, representing each week of the year. As of October 31, 1996, approximately 1,290 timeshare units have been sold. Unit prices have ranged from $6,000 to $10,000 depending upon the size and location of the hotel room. A minimum of 10% of the unit purchase price must be paid in cash, and the Company will arrange financing for qualified purchasers. The rooms that are not converted to timeshare units will continue to be used as hotel rooms. Upon completion of the initial phase of 43 rooms, the Company is considering the idea of applying for timeshare licensing for the remaining 150 rooms which it would intend to designate as timeshare units. While the Company believes it will be able to obtain such additional timeshare licensing, at this time there can be no assurance that such additional licensing will be obtained. The Company is in the process of restructuring its timeshare division and currently is not actively selling timeshare units.

     The Company's timeshare units are listed with Interval International, an internationally-known timeshare network. The Company has a five-star red-room rating that it has been given by Interval International. The timeshare renovations include extending the balconies and enclosing them in glass. The rooms are decorated with new furniture and new color schemes. The cost of timeshare conversion is approximately $18,500 per room. The Company is marketing its timeshare units through on-site tours, telemarketing and an off premises preview center.

     Casino. Until March 31, 1996 the gaming operations of the casino were owned and operated by Jackpot Enterprises, Inc. ("Jackpot"), pursuant to a lease agreement. Under the lease, Jackpot paid a fixed monthly rent to the Company based on the number of slot and video poker machines and blackjack tables located in the casino. Prior to March 31, 1996 the casino consisted of 183 such machines located in the casino and two blackjack tables. Under the lease the Company had the option to buy-out the remaining term of the lease based on the value of the machines and other considerations. The Company served the operator with a termination notice in February 1996 because, pursuant to the terms of the lease agreement, the Company was losing money on a monthly basis. The Company requested Jackpot to cease operations as of June 30, 1996. On March 31, 1996 the operator discontinued its gaming operations on the property, removed all of its gaming equipment and subsequently filed a lawsuit against DRHC. [See Item 3 - Legal Proceedings] Since March 31, 1996 there have been no gaming operations on the property.

     In connection with the leased casino's gaming activities, the Company adhered to a policy of stringent controls in compliance with the standards set by the Nevada Gaming Authorities. See "Regulation and Licensing" under (b)(9) below.

     The Company and its management have an pending application for a gaming license filed with the Nevada Gaming Authorities; however, there can be no assurance that such license will be granted. Due to the Company's poor capital structure and acting on the advice of counsel, the Company requested the Nevada Gaming Authorities to place a hold on processing its pending gaming applications until its capital structure substantially improves. If the Company is unable to secure its own gaming license, the Company will consider entering into another lease agreement with a licensed casino operator. See "Need for Governmental Approval" under (b)(8) below.

     Consulting Agreements. In January 1995, the Company entered into a business consulting agreement with Telex, Inc. an unaffiliated company, under which Telex agreed to provide the Company with business and strategic planning consulting services for nine months in consideration of the issuance of 40,000 shares of the Company's Common Stock under a Registration Statement on Form S-8 filed by the Company.

     During 1995, the Company entered into a business consulting agreement with MBL, an unaffiliated company, which contract was extended, under which the consultant agreed to provide the Company with business and strategic planning consulting services for 12 months in consideration of the issuance of 200,000 shares of the Company's Common Stock under a Registration Statement on Form S-8 filed by the Company.

     During 1995, the Company extended the business consulting agreement with Miron Lesham, an unaffiliated company, under which the consultants agreed to provide the Company with business and strategic planning consulting services for 12 months in consideration of the issuance of 35,000 shares of the Company's Common Stock under a Registration Statement on Form S-8 filed by the Company.

     During 1995, the Company entered into a business consulting agreement with Pacific Consulting Group, ("PCG"), an unaffiliated company, under which PCG agreed to provide the Company with business and strategic planning consulting services for twelve months in consideration of the issuance of 50,000 shares of the Company's Common Stock under a Registration Statement on Form S-8 filed by the Company.

     In December 1995, the Company entered into consulting agreements with Peter Bistrian Consulting, Inc. and Robert C. Brehm Consulting, Inc., ("Consultants"), unaffiliated companies, under which the consultants agreed to provide the Company with business, strategic marketing and strategic planning consulting services for eight months. In consideration for the consulting services, the Company issued options to purchase up to an aggregate of 750,000 shares of the Company's common stock over a period of twenty-four months at an exercise price of $.75 per share. In late 1995 the Company filed a Registration Statement on Form S-8 registering the 750,000 shares of Common Stock underlying the stock options issued to the Consultants. The options were exercised by the Consultants through the issuance of two short-term promissory notes payable to the Company in the principal amounts of $364,000 and $198,000 (collectively the "Notes"). Subsequent to the issuance of the shares, the Consultants defaulted on the payments of the Notes. The Company intends to pursue its remedies against the Consultants, their principals and others with respect to these shares.

     In January 1996, the Company entered into a business consulting agreement with Baron Marney, ("Baron"), an unaffiliated company, under which Baron agreed to provide the Company with business and strategic planning consulting services for twelve months in consideration of the issuance of 50,000 shares of the Company's Common Stock under a Registration Statement on Form S-8 filed by the Company.

     (b)(3)  Status  of   Publicly-Announced   New  Product  or  Services.   Not
applicable.

     (b)(4) Competition. There is intense competition among companies in the resort industry, many of which have significantly greater financial resources than the Company. The Debbie Reynolds Hotel & Casino faces competition from all other hotels in the Las Vegas area. The Company competes directly with a number of other operations targeted to local residents. In the event the Company obtains a gaming license and opens a gaming facility, the Debbie Reynolds Hotel & Casino's operations will compete generally with gaming operations in other parts of the State of Nevada, such as Reno, Laughlin and Lake Tahoe, with facilities in Atlantic City, New Jersey and other parts of the world and with state-sponsored lotteries, on- and off-track wagering, card parlors, riverboat and Native American gaming ventures and other forms of legalized gaming. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in designated areas. Legalized casino gaming in other states and on Native American reservations represents additional competition to the Company and could adversely affect the Company's proposed gaming operations, particularly if such gaming were to occur in areas close to the Company's operations. The Company competes directly with Grand Flamingo, Polo Towers, Jockey Club and the Hilton Hotel, all timeshare projects located in Las Vegas.

     The Company's business strategy emphasizes attracting and retaining older, upper-middle class customers who are familiar with Debbie Reynolds, her collection of memorabilia and who have a reasonable level of disposable income. A significant attraction to the Hotel itself is the Hollywood Movie Museum featuring Ms. Reynolds' extensive collection of movie memorabilia which is one of the largest of its kind in the world. Also, families attracted by Las Vegas's new emphasis on theme resorts and attractions may want to spend time at a resort and museum with an authentic Hollywood theme. The Company believes that Ms. Reynolds is a significant draw for the showroom, and the Museum, which enables the Company to attract customers staying at other hotels in Las Vegas to its facilities.

     (b)(5) Raw Materials and Principal Suppliers. Not applicable.

     (b)(6) Significant Customers. Not applicable.

     (b)(7) Patents and Licenses. The Company previously licensed the exclusive, perpetual, non-transferable rights to display Ms. Reynolds' and Hollywood's extensive collection of movie memorabilia and to use the name, photograph, likeness and signature of Ms. Reynolds for the promotion of the Company and its operations. Both of these licenses are significant to the Company's business; however, the Debbie Reynolds license has been terminated and Hollywood's license is in default and a 30-day termination notice was received from Hollywood. The licenses are currently in default due to non-payment of performance fees and non-issuance of stock. See Part III, Item 10, "Executive Compensation" for a description of these licenses.

     (b)(8) Need for Governmental Approval. The Company and its affiliates have obtained all required permits and licenses required to conduct its hotel and restaurant operations.

Debbie Reynolds Resorts, Inc. ("DRRI"), obtained a permanent timeshare license to conduct its timeshare operations from the Nevada Real Estate Board on June 28, 1994. Pursuant to Nevada state law and Clark County ordinances, prior to the Company receiving any gaming revenues, other than revenues which it might receive under a lease agreement, the Company must obtain state and county approval for gaming activities. The Company is in the process of filing the appropriate gaming applications on behalf of the Company and its officers and directors with the Nevada Gaming Control Board; however, there can be no assurance that a gaming license will be granted. See (b)(9) below.

     (b)(9) Effect of Governmental Regulations.

     As of the date of this report, the Company does not have a gaming license and no gaming activities are conducted on its properties; however, the following discussion is included since the Company has a pending application for a gaming license filed with the Nevada Gaming Authorities. Due to the Company's poor capital structure and acting on the advice of counsel, the Company requested the Nevada Gaming Authorities to place a hold on processing its pending gaming applications until its capital structure substantially improves.

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulation. Las Vegas gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and the Clark County Commission and/or the Clark County Liquor and Gaming License Board. The Nevada Commission, the Nevada State Gaming Control Board, the Clark County Commission and/or the Clark County Liquor Gaming License Board ("CCLGLB") are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues though taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's proposed gaming operations.

     The Company has a pending application filed with the Nevada Gaming Authorities for various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada; however, there can be no assurance that a gaming license will be granted. Due to the Company's poor capital structure and acting on the advice of counsel, the Company requested the Nevada Gaming Authorities to place a hold on processing its pending gaming applications until its capital structure substantially improves. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company, if licensed, will be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Company without first obtaining licenses and approvals from the Nevada Gaming Authorities.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or its affiliates or subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee or its affiliates or subsidiaries. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who will be actively and directly involved in the Company's proposed gaming activities may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     As a licensee, the Company would be required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company would need to be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by the Company, its gaming licenses could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's proposed gaming operations.

     Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires more than 5% of a company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of a company, any change in a company's corporate charter, bylaws, management, policies or operations of a company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding a company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. A company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with a company or its affiliates or subsidiaries, a company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     A gaming licensee is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. A company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada
Commission has the power to require a company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

     A Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

     Changes in control of a company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

     (b)(10)Research and Development. None.

     (b)(11)Compliance with Environmental Laws. Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have no material effect on the capital expenditures, earnings and competitive position of the Company.

     (b)(12)Employees. As of December 31, 1996, the Company employed a total of 103 employees; 85 of whom are full-time employees, including its 2 executive officers, 10 managers and 9 security personnel. The Company occasionally employs part-time workers as needed. None of the Company's employees are currently covered by any collective bargaining agreement, although the International Alliance Theatrical Stage Employees ("IATSE") are attempting to organize the Star Theater and Movie Museum stage crew.

Item 2.  Description of Properties.

     The Debbie Reynolds Hotel & Casino is situated on a 6.13 - acre site just off of the Las Vegas Strip between the Stardust Hotel and the Las Vegas Convention Center. It includes 193 hotel rooms (43 of which are licensed for timeshare sales), approximately 6,000 square feet of vacant casino space, a 500-seat showroom, an 79-seat museum, a full-service restaurant, a cocktail lounge and bar, one swimming pool and several hundred parking spaces. These facilities total approximately 210,380 square feet.

     As of October 31, 1996 the Company had a total of approximately $6,100,000 in mortgages encumbering its real and personal property, including the Hotel and real property located at 305 Convention Center Drive, Las Vegas, Nevada. See
Part II, Item 6 "Management's Discussion and Analysis or Plan of Operations" for a description of these mortgages.

     The Company believes that these facilities are suitable and adequate for its current needs.

Item 3.  Legal Proceedings.

     In January 1994, Edward Stambro, an unaffiliated individual, filed a lawsuit against one of the Company's subsidiaries and others in the District Court of Clark County, Nevada, alleging breach of brokers agreement. The Company's subsidiary filed an answer to the allegations on February 28, 1994. Management and legal counsel for the Company are of the opinion that the plaintiff's claim is without merit and the Company will prevail in defending the suit.

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

     On September 1, 1995, Young Electric Sign Company, filed a lawsuit in the District Court of Clark County, Nevada, against the Company and others, alleging breach of contract. The plaintiff is seeking damages in excess of $10,000.

     On April 11, 1996 Jackpot Enterprises, Inc., filed a lawsuit in the District Court of Clark County, Nevada, against the Company and others, alleging breach of contract, specific judgment, unjust enrichment and breach of the implied covenant of good faith and fair dealing. The plaintiff is seeking damages in excess of $10,000.

     In addition to the above mentioned lawsuits, their are numerous other lawsuits filed against the Company by certain of its vendors and other creditors. The Company believes that these lawsuits may be satisfied through payment of the indebtedness to the extent the Company's cash flow permits.

     Except as otherwise set forth above, the Company is unable to predict, at this time, the likelihood of the Company prevailing in the above lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders. Not Applicable.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
         Matters.

     (a)(1) The principal market on which the Registrant's Common Stock is traded is the over-the-counter market and the Registrant's Common Stock is quoted on the National Quotation Bureau Inc.'s Electronic Bulletin Board.

     (a)(1)(i) Not applicable.

     (a)(1)(ii) The range of high and low bid quotations for the Registrant's Common Stock for the last two fiscal years are provided below and were obtained from tradeline. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                     High bid         Low bid
                                     --------         -------

  1/1/94 -  3/31/94                    6.00             5.00
  4/1/94 -  6/30/94                    6.25             5.50
  7/1/94 -  9/30/94                    6.50             5.13
 10/1/94 - 12/31/94                    5.50             3.88

  1/1/95 -  3/31/95                   $4.50             1.13
  4/1/95 -  6/30/95                    3.00             1.75
  7/1/95 -  9/30/95                    3.00             2.63
 10/1/95 - 12/31/95                    2.75              .63

     On December 24, 1996, the reported bid and asked prices for the Registrant's Common Stock were $.34 and .41, respectively.

     (a)(2) Not applicable.

     (b) On December 24, 1996 the Registrant had approximately 536 holders of record of its Common Stock which does not include approximately 630 holders whose shares were held in street name.

     (c)(1) The  Registrant  has paid no  dividends  with  respect to its Common
Stock.

     (c)(2)  The  Registrant's   outstanding  8  3/4%  Convertible  Subordinated
Debentures prohibit the Registrant from paying dividends, other than Common Stock dividends on its preferred stock, while the Debentures are outstanding.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and notes thereto included elsewhere in this report.

Liquidity and Capital Resources:

     As of December 31, 1995, the Company had a working capital deficit of $10,059,000 compared to a working capital deficit of $1,074,000 at December 31, 1994. In addition, the Company is in default in the payment of the following indebtedness; interest payments on mortgages, interest payment on debentures, payroll taxes, property taxes, operating taxes, equipment leases and various other accounts payable. During the year ended December 31, 1995, cash and cash equivalents increased by $160,000.

   Financings

     During 1995, the Company's long-term debt increased from $7,162,000 at December 31, 1994 to $8,328,000 at December 31, 1995. During 1994, $1,150,000 of
long-term debt was exchanged for 383,333 common shares, $400,000 was exchanged for 2,850,833 common shares (in connection with the DRMC\Maxim Mergers) and $250,000 was exchanged for 213,816 common shares.

     In 1994, the Company issued $1,273,000 of additional debt which was subsequently exchanged for 424,333 common shares.

     During 1994 the Company obtained additional financing for its operations totalling net proceeds of approximately $3,868,000 through the sale of 128,515 units in a private offering, each unit consisting of four shares of Series AA Convertible Preferred Stock, $.0001 par value, four two-year Convertible Debentures each in the principal amount of $4.50 and four Class A Common Stock Purchase Warrants, each to purchase one share of Common Stock at $5.50 per share. In connection with the private placement, 116,000 Warrants were issued to the sales agent.

     In November 1994 the Company closed an additional private placement of 38,961 units totalling net proceeds of $896,000. Each unit consisted of four shares of Series AA Convertible Preferred Stock, $.0001 par value, four four-year Convertible Debentures each in the principal amount of $4.50 and four Class B Common Stock Purchase Warrants, each to purchase one share of Common Stock at $5.50 per share.

     In March 1994 the Company obtained a $2,500,000 loan from Bennett Management & Development Corp. ("Bennett"), the proceeds of which were used to replace an existing mortgage on the Debbie Reynolds Hotel & Casino of $2,090,000 and the balance of $410,000 was used for working capital. The loan bears interest at 13% per annum and is due on March 15, 1997. The loan requires monthly payments of interest and payments of $1,200 per timeshare unit sold to be applied to accrued interest and principal. In consideration of the loan the Company issued to Bennett 25,000 shares of its Common Stock. Ms. Reynolds executed a personal guarantee with respect to the loan. As of December 31, 1995 the principal amount outstanding was reduced to approximately $2,115,000.

     In June 1994 the Company and its subsidiaries obtained a $1,000,000 loan from TPM Holdings, Inc. ("TPM"), and Source Capital Corporation ("Source"), both unaffiliated with the Company. The loan bears interest at 13% per annum and was due on June 7, 1996. The loan requires monthly payments of interest and payments of $1,000 per timeshare unit sold to be applied to accrued interest and principal. The loan is secured by the Company's real and personal property, including the Debbie Reynolds Hotel & Casino. As of December 31, 1995 the principal amount outstanding was reduced to approximately $151,000 and the loan was paid off in July 1996.

     In December 1994 TPM and Source loaned the Company an additional $1,100,000. The loan bears interest at a rate equal to the greater of four percent over the prime rate or 12%, and was due on November 15, 1996. The loan requires monthly payments of interest and payments of between $100 and $1,500 per timeshare unit sold, depending on the actual number of units sold, to be applied to accrued interest and principal. The loan is secured by the Company's real and personal property, including the Debbie Reynolds Hotel & Casino. The principal amount outstanding on the loan as of December 31, 1995 was approximately $885,000. This loan is currently in default.

     From the proceeds of the loans and sale of securities during 1994, $3,909,000 was invested in building improvements, timeshare, the Museum and furniture and equipment. From the proceeds of the loans and sale of securities during 1995, approximately $650,000 was invested in building improvements, timeshare, the Museum and furniture and equipment.

     The Company allows purchasers to finance a significant portion of its timeshare sales. To facilitate the sale of timeshares the Company obtained a $25,000,000 (increased to $35,000,000 at March 31, 1995) commitment from Bennett Funding International, Ltd. ("Bennett") whereby Bennett purchases timeshare paper from the Company with recourse, subject to its credit criteria, and advances the Company 85% of the amount financed. Generally, the Company receives at least a 10% down payment from the purchaser and finances the remaining 90% with Bennett. At December 31, 1995 the Company had utilized and was contingently liable for approximately $4,967,000 of this commitment.

     In January 1995, World Venture Trust, an unaffiliated company, loaned the Company $250,000. The loan bore interest at 10% and was due April 26, 1995 with a principal balance of $275,000. The loan was secured by the Company's real and personal property. The loan was convertible, at the option of the holder, after maturity, into 200,000 shares of the Company's common stock. The Company paid off this loan in September of 1995 with $275,000 in cash and issued the holder 15,745 restricted shares of the Company's common stock.

     In January 1995, Realecon, a California Corporation, loaned the Company $125,000 and advanced an additional $75,000 in March 1995. The Loan bore interest at 12% and was due July 16, 1995. The amount due at maturity was $235,000. The loan was secured against certain receivables of the Company and required principal and interest payments equal to $1,000 per timeshare interval sold. In consideration of the loan the Company issued Realecon 10,000 restricted shares of the Company's common stock. The Company paid off this loan in June of 1995.

     In February 1995, the Company obtained a $525,000 loan from Bennett, the proceeds of which were principally used in the construction of the museum and for general corporate purposes. The loan bears interest at 13% and is due and payable March 22, 1997. The loan is secured by the Company's real and personal property.

     In March 1995, the Company obtained a $245,000 loan from an independent third party, the proceeds of which were principally used in the construction of the museum. The loan bore interest at 6% and was due March 31, 1996. The loan was convertible, at the holder's option, into the Company's restricted common stock at a rate of $1.00 per share. In August 1995 the holder converted the indebtedness into 245,000 shares.

     In April 1995, the Company obtained a $500,000 loan from TPM Financial/Source Capital, the proceeds of which were principally used in the construction of the museum and for general corporate purposes. The loan bore interest at 13% and was due June 25, 1996. This loan was issued as an addition to the lender's second mortgage. The Company paid off this loan in November of 1995.

     In May 1995, the Company obtained a $340,000 loan from Bennett, the proceeds of which were principally used for general corporate purposes. The loan bears interest at 13% and is due and payable March 22, 1997. The loan is secured by the Company's real and personal property.

     In August 1995, the Company obtained a $2,865,000 loan from Bennett Funding International, LTD., the proceeds of which were principally used to pay off existing debt and for general corporate purposes, which includes the $340,000 advanced to the Company in May of 1995 and $525,000 advanced in February of 1995. The loan bears interest at 14% and is due August 23, 1999. The loan is secured by the Company's real and personal property.

     In October 1995, the Company raised additional financing through a Regulation S offering under the Securities Act of 1933 (the "Act"). The Company sold 300,000 shares of the

Company's common stock totalling net proceeds of approximately $205,000. The offering of shares was directed solely to persons who were not residents of the United States. The Company offered a maximum of 2,666,666 shares at $.75 per share. The shares were not registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. In addition the shares were subject to a minimum six month restriction on transfer.

     In December 1995, the Company commenced a Regulation D offering under the Securities Act of 1933 (the "Act"). The Company sold 200,000 units, at $1.00 per unit, consisting of 200,000 shares of the Company's common stock and 200,000 warrants to purchase one share of common stock at $1.00, totalling net proceeds of approximately $182,000. The offering of shares was directed solely to persons who met the definition of "Accredited Investor" set forth in rule 501(A) of Regulation D promulgated under the Act. The Company offered a maximum of 3,000,000 Units, (the "Unit"), each unit consisting of one share of Common Stock and one warrant to purchase one share of common stock at $1.00 per share.

     In August 1995 the Company offered all holders of the Company's units issued pursuant to the Company's private placement memoranda dated March 25, 1994 and November 17, 1994 the opportunity to convert the Series AA Preferred Stock and Debentures constituting part of the units into restricted shares of the Company's common stock. Each Series AA Preferred Stock and Debenture converted into one share of the Company's common stock at the reduced conversion prices of $2.00 and $2.25, per share, respectively. The total dollar amount converted from Series AA Preferred Stock and Debentures was $2,954,500 which converted into 1,392,240 shares of the Company's common stock. As additional consideration, the Company also offered the unit holders the right to exercise each Class A Warrant to purchase two shares of Common Stock (instead of one) at an exercise price of $1.00 per share (instead of $5.50) for 60 days from the date of the offer. Pursuant to the Warrant offer, the Company received $93,120 from the exercise of warrants to purchase 93,120 shares of Common Stock. As additional consideration to the Company, the unit holders waived the delinquent interest and dividend payments owed.

     In April 1996, the Company announced the signing of a term sheet with CS First Boston Mortgage Capital Corporation, "CS First", for certain financing. The financing, subject to certain terms and conditions, was to be evidenced by a senior note in the amount of $8,500,000 secured by a senior mortgage of a like amount on the property of the Company. In addition, subject to certain terms and conditions CS First was to fund an additional $1,500,000. The terms of the proposed financing were: a 2-year term, paying interest only at an interest rate of Libor plus 500 basis points (600 basis points when the additional $1,500,000 was funded) payable monthly in arrears. Principal payments to be paid to CS First were initially in the amount of $1,250 for every timeshare interval sold and when certain conditions were met the Company was to commence paying an amount of $2,000 for every timeshare interval sold. Subsequently, the Company and CS First terminated negotiations with respect to the proposed financing.

     In May 1996, the Company offered all holders of the Company's units issued pursuant to the Company's private placement memorandum dated March 25, 1994 the opportunity to convert the Series AA Preferred Stock and Debentures constituting part of the units into restricted shares of the Company's common stock. Each Series AA Preferred Stock and Debenture converted into one share of the Company's common stock at the reduced conversion prices of $1.10 per share. The total dollar amount converted from Series AA Preferred Stock and Debentures was $884,000 which converted into 803,636 shares of the Company's common stock. As additional consideration, the Company reduced the conversion price for each Series AA Preferred Stock and Debenture issued pursuant to the Private

Placement   Memorandum   dated  November  17,  1994  to  $2.25.   As  additional
consideration to the Company, the unit holders waived the delinquent interest and dividend payments owed.

     In August 1996, the Company obtained a $500,000 loan from Gregory Orman, a third party, the proceeds of which were principally used to reduce past due tax obligations, reduce trade payable debt and also allowed the Company to engage its auditors. The loan bears interest at 12% and has $550,000 principal balance due November 1, 1996. This loan is secured with a fourth mortgage on the Company's property and with certain of the Company's receivables. In connection with the financing the Company granted Orman warrants to acquire 260,000 shares of the Company's common stock at an exercise price of $.70 per share. On October 18, 1996, Orman agreed to extend the maturity date to February 1, 1997. In consideration for the extension the Company reduced Orman's exercise price on the warrants to acquire 260,000 shares of the Company's common stock from $.70 per share to $.22 per share.

     The Company is currently in default under the following obligations: the Bennett Management & Development ("BMD") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BMD mortgage had a principal balance of approximately $2,115,000 outstanding at December 31, 1995; the Bennett Funding International, Ltd. ("BFI") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BFI mortgage had a principal balance of approximately $2,865,000 outstanding at December 31, 1995; the TPM Holding, Inc. ("TPM") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the TPM mortgage had a principal balance of approximately $885,000 outstanding at December 31, 1995; and the Company is in default on its unsecured subordinated debentures due to non-payment of monthly interest, the holders have the right to accelerate immediately and make demand on the entire outstanding principal balance.

     On October 30, 1996 the Company entered into an Agreement for Purchase and Sale with ILX Incorporated ("ILX") under which ILX will purchase the Debbie Reynolds Hotel & Casino (the "Hotel"), including all of the Hotel's real and personal property and the Hotel's timeshare operations (the "ILX Agreement"). ILX is a publicly-held corporation based in Phoenix Arizona which principally owns, operates and markets resort properties in Arizona, Florida, Indiana and Mexico. The purchase price for the Hotel is $16,800,000, which will consist of 3,750,000 "free-trading" shares of ILX common stock valued for purposes of the transaction at $2.00 per share, $4,200,000 in cash and $5,100,000 in assumption of mortgage indebtedness. The market value of ILX's common stock has recently been substantially less than $2.00 per share. When the market value of ILX's common stock reduces so does the negotiated purchase price. Under the ILX agreement, immediately after the closing, ILX has agreed to lease certain of the hotel facilities to Debbie Reynolds and /or a designee (the "Hotel Facilities Lease"). The Hotel Facilities Lease is expected to be for a term of 99 years, with a monthly lease payment to be determined, although the ILX Agreement documents specify monthly payments of approximately $150,000 it is unlikely the Lease would be profitable at that rate and there is no guarantee that ILX will agree to an acceptable lower figure. The Hotel Facilities Lease is expected to include the showroom, the museum, the gift shop, the vacant casino space, the back bar and certain joint areas. In addition, in consideration for use of her name and likeness, and associated goodwill and other services, Debbie Reynolds will receive a percentage of the net profit of any timeshare project at the Hotel pursuant to a Timeshare Profit Agreement. Ms. Reynolds will also participate in future activities of the Hotel and other ILX business activities, pursuant to the Debbie Reynolds Participation Agreement. As a condition precedent to the sale, ILX has requested Debbie Reynolds to enter into an agreement with Red Rock Collection Incorporated, a wholly owned subsidiary of ILX.

Subsequently, Ms. Reynolds and Todd Fisher have entered into agreements with Red Rock Collections Incorporated. The sale of the Hotel to ILX is subject to the approval of the Company's shareholders, a standard due diligence investigation by ILX, receipt of any necessary governmental approvals, and satisfaction of various other conditions. The Company anticipates that the closing will occur in the first quarter of 1997; however, there can be no assurance that the closing will occur.

     The Company's recurring losses from operations, its working capital deficiency, its' shareholders equity deficiency, its significant debt service obligations and its default with respect to various agreements raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain additional financing to finance its working capital deficit until such time as cash flows from operations are sufficient to finance the Company's operations, including the Company's proposed casino operations. If the sale under the ILX Agreement is not consummated, the Company may need to seek protection under the Federal bankruptcy laws. In order for the Company to continue to operate until the sale under the ILX Agreement is consummated, the Company must obtain a sufficient amount of interim financing to fund its operations. While such interim financing is currently being negotiated, there is no assurance it will be obtained. If the Company is unable to obtain the interim financing the Company may need to seek protection under the Federal bankruptcy laws.

     In addition to pursuing the ILX Agreement, management is seeking additional sources of financing to reduce its debt service obligations, complete certain capital projects and fund its working capital needs. In addition, management is implementing cost control measures to increase the cash flow of the Company. There can be no assurance the additional financing can be obtained.

Revenues:

     Revenues for fiscal 1995 totalled $9,790,000 as compared to $8,957,000 for fiscal 1994. This increase is attributed to the timeshare department having a full year of operations during the fiscal year 1995 and the opening of the Hollywood Movie Museum in April of 1995. Revenues from timeshare sales were $3,839,000 and from hotel rooms were $2,444,000 for fiscal year 1995 as compared to respective revenues of $3,514,000 and $2,838,000 for fiscal year 1994. The increase in timeshare sales is attributed to a full year of operations in fiscal year 1995. Showroom revenues totalled $1,938,000 for 1995 as compared to $1,607,000 in 1994. This increase is attributed to additional marketing and the increase in the ticket price of Ms. Reynolds' show. Restaurant revenues totalled $297,000 for the approximate four month period the Company operated the restaurant during 1995 as compared to restaurant revenues totalling $310,000 for the approximate four month period the Company operated the restaurant during 1994. Rental income for 1995 totalled $502,000 all of which was from casino rental. Casino rental income for 1994 totalled $472,000. The Company's gift shop produced revenues of $123,000 for 1995 compared to $133,000 for 1994. Museum revenues for fiscal year 1995 totalled $416,000 as compared to no revenues in 1994.

     The loss from operations for 1995 totalled $6,002,000 as compared to $3,637,000 for 1994. The increase in the loss from operations for 1995 can be attributed to the expense of approximately $460,000 relating to the conversion of certain of the company's debts into equity, the issuance of common stock and write-off of prepaid consulting services totalling approximately $960,000, the Company reserving an allowance of $450,000 relating to certain of its contingent liabilities, and $126,500 expense relating to the forgiveness of a certain accounts receivable. Because of the investment in building improvements and furniture and equipment, depreciation and amortization increased from $633,000 in 1994 to $1,107,000 in 1995. The net loss for 1994 totalled $4,195,000 as compared to $8,603,000 for 1995.

Interest Expense:

     Interest expense increased from $565,000 in 1994 to $2,601,000 in 1995 as a result of the increase in the Company's borrowings, increase in the cost of borrowings and additional interest costs associated with the conversion of debt into shares of common stock.

Item 7.  Financial Statements.

     The following financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

     Independent Auditor's Report

     Consolidated Balance Sheet - December 31, 1995

     Consolidated Statements of Operations - Years ended December 31, 1995 and 1994

     Consolidated Statements of Shareholders' Equity (Deficiency) - Years ended December 31, 1995 and 1994

     Consolidated Statements of Cash Flows - Years ended December 31, 1995 and 1994

     Notes to Consolidated Financial Statements


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. (Not Applicable)

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     (a)(1),(2),(3) Identification of Directors and Executive Officers.

                                                                      Date first
                                                                      appointed
                                                                      to such
Name                 Age    Position with the Company                 position
--------------------------------------------------------------------------------

Debbie Reynolds      64     Chairman, Director                        March 1994
                            Secretary                                 May 1995

Todd Fisher          38     Chief Executive Officer, President,       May 1995
                            Chief Financial Officer, Treasurer
                            Director                                  March 1994

     (a)(4) The business experience of the Registrant's officers and directors is as follows:

     Debbie Reynolds. Ms. Reynolds' 48-year business career has made her an internationally known star of more than 30 motion pictures, two Broadway shows and hundreds of television appearances. In December 1996, Paramount Pictures released a feature film called "Mother", starring Ms. Reynolds and Albert Brooks. Hamlett Productions, Ltd., a company owned 50% by Ms. Reynolds, purchased the old Paddle Wheel Hotel and Casino in Las Vegas at auction as a site for a movie museum to house her collection of Hollywood memorabilia, the largest privately held in the world. The extensively renovated property reopened in July 1993 as the Debbie Reynolds Hotel/Casino/Hollywood Movie Museum. The unique, high-tech, multi-media Hollywood Movie Museum opened in early 1995. Ms. Reynolds also is secretary and a director of Debbie Reynolds Management Company, Inc. ("DRMC"), a wholly-owned subsidiary of the Company, is secretary and a director of Debbie Reynolds Resorts, Inc., a wholly-owned subsidiary of DRMC, and is president and sole shareholder of Raymax Production, Ltd., an entertainment company, and Celebrity Restaurants, Inc, a service company.

     Todd Fisher. Mr. Fisher has more than twenty years of technical and creative experience in television and film. He has designed and built sound stages, recording studios and TV facilities. Mr. Fisher designed the Company's state-of-the-art, 500-seat showroom which doubles as a complete television production studio. He also conceived and designed the Company's unique, high-tech, multi-media Hollywood Movie Museum, which is one of the first sites in the country to exhibit high-definition television. In May 1995 the Board of Directors of the Company appointed Mr. Fisher as the Company's Chief Executive Officer, President, Chief Financial Officer and Treasurer. Mr. Fisher also is president, treasurer and a director of DRMC and is president, treasurer and a director of Debbie Reynolds Resorts, Inc.

     The Board of Directors has no committees at this time.

     (a)(5) Directorships Held in Other Reporting Companies. None.

     (b) Identification of Certain Significant Employees. None.

     (c) Family Relationships. Ms. Reynolds is the mother of Todd Fisher. Other than this relationship, there are no family relationships between any director or executive officer of the Company.

     (d) Involvement in Certain Legal Proceedings.

     During the past five years, no director, executive officer, promoter or control person of the Company has:

     (1) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that date;

     (2) Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated.

     (e) Compliance with Section 16(a) of the Exchange Act.

     Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own greater than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on written representations from certain reporting persons, the Company believes, to the best of its knowledge, that during 1995 all Section 16 filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

Item 10. Executive Compensation.

     (a) General.

     During the fiscal years ended December 31, 1992 and 1993 Lawrence E. Meyers, the President and Chief Executive Officer of Halter Venture Corporation during such years, received aggregate cash compensation from the Company of $20,547 and $35,400, respectively. No executive officer of the Company received compensation in excess of $100,000 during the 1992 and 1993 fiscal years.

     During the 1994 fiscal year and in connection with the DRMC/Maxim mergers, the Company entered into various compensation agreements with certain of its executive officers. During 1995, some of these compensation agreements were amended. See (g) "Employment Contracts and Arrangements" below.

     (b) Summary Compensation Table.

     The following table sets forth certain information regarding the compensation paid or accrued by the Company to or for the account of the executive officers of the Company whose total annual compensation exceeded $100,000 during the fiscal years ended December 31, 1993, 1994 and 1995.

                                                         Compensation Table
                                                         ------------------
                    Annual Compensation                                         Long - Term Compensation
                    -------------------                                         ------------------------
                                                                                         Securit.
Name and                                                                    Restrctd.    Underly.
Principal                                                   Other Annual     Stock       Options/         LTIP
position              Year        Salary        Bonuses     Compensation     Awards      SARs (#)        Payout        Other
--------              ----        ------        -------     ------------     ------      --------        ------        -----
Debbie                1995       $965,000(1)      -0-           N/A            -0-         -0-              -0-          -0-
Reynolds              1994       $600,000         -0-           N/A            -0-        50,000(2)         -0-          -0-
Chairman of the       1993          -0-           -0-           N/A            -0-         -0-              -0-          -0-
Board, Secretary

Todd Fisher           1995       $127,615         -0-           N/A            -0-         -0-              -0-          -0-
CEO, President,       1994       $128,000         -0-           N/A            -0-        50,000(2)         -0-          -0-
Treasurer, CFO        1993          -0-           -0-           N/A            -0-         -0-              -0-          -0-

Henry Ricci           1995       $129,038         -0-           N/A            -0-         -0-              -0-          -0-
Former                1994       $131,250         -0-           N/A            -0-       275,000(3)         -0-          -0-
President             1993          -0-           -0-           N/A            -0-         -0-              -0-          -0-

Donald                1995       $ 39,000         -0-        $164,060(4)       -0-         -0-              -0-          -0-
Granatstein           1994       $120,000         -0-        $103,500(5)       -0-       300,000(6)         -0-          -0-
Former CFO,           1993          -0-           -0-           N/A            -0-         -0-              -0-          -0-
Executive Vice
President, and
Treasurer

1 Represents amounts paid or accrued to Raymax Productions, Inc., a Company wholly-owned by Ms. Reynolds ("Raymax"), pursuant to an agreement among Raymax, Ms. Reynolds and the Company. For the year ended December 31, 1995 Raymax was paid $170,000.00 and is owed $795,000 in accrued wages and showroom performance fees. See (g) "Employment Contracts and Arrangements" below.

2 Represents shares underlying stock options exercisable at $4.00 per share until October 10, 1999. The fair market value of the Common Stock on the date of grant was $5.00 per share.

3 Represents shares underlying stock options exercisable per diem at $3.00 per share until March 22, 1999. The fair market value of the Common Stock on the date of grant was $5.70 per share.

4 Represents timeshare commissions and advances paid to Roebling totalling $37,560 and $126,500. See (g) "Employment Contracts and Arrangements."

5 Represents timeshare commissions paid to Roebling. See (g) "Employment Contracts and Arrangements."

6 Represents shares underlying stock options exercisable at $3.00 per share until March 22, 1999. The fair market value of the Common Stock on the date of grant was $5.70 per share.

N/A: Disclosure is not applicable under the Securities and Exchange Commission's rules.

(c) Option/SAR Grants Table.

                     Option/SAR Grants in Last Fiscal Year
                               Individual Grants

No options were granted to any of the Named Executive Officers during the 1995 fiscal year.

     1994 Stock Option Plan. During 1994 the Company adopted a Stock Option Plan for officers, directors and key employees (the "Plan"). The Company has reserved a maximum of 2,000,000 shares of Common Stock to be issued upon the exercise of options granted under the Plan. The Plan includes: (i) options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; (ii) non-qualified options which are not intended to qualify as "incentive stock options"; and (iii) formula plan options which are non-discretionary and will be granted annually to the disinterested directors of the Company. As of October 1996, options to purchase up to 335,000 shares have been granted under the Plan. The 1994 Stock Option Plan and the 190,000 options previously granted thereunder were approved by the Company's shareholders at the 1994 Stockholders Meeting.

     1994 Employee Stock Compensation Plan. The Company adopted in June 1994 an Employee Stock Compensation Plan for employees, officers and directors of the Company and consultants and advisors to the Company (the "1994 ESC Plan"). Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant. The shares of Common Stock issuable under the 1994 ESC Plan have been registered under a registration statement on Form S-8. The ESC Plan is administered by the Board of Directors. Of the 1,000,000 shares reserved under the Plan 560,000 had been granted as of December 31, 1995. During 1996 an additional 88,000 shares were granted under the Plan.

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                         Number of
                                                        Securities                 Value of
                                                        Underlying               Unexercised
                                                        Unexercised              In-the-Money
                                                        Options/SARs             Options/SARs
                                                            at                         at
                                                         FY-End (#)                 FY-End ($)
                 Shares Acquired                       -------------             -------------
                        on             Value            Exercisable/             Exercisable/
     Name          Exercise (#)      Realized ($)      Unexercisable             Unexercisable
     ----          ------------      ------------      -------------             -------------
Debbie Reynolds        -0-               -0-              50,000                     $-0-
                                                        exercisable
Todd Fisher            -0-               -0-              50,000                     $-0-
                                                        exercisable
Donald Granatstein     -0-               -0-              300,000                    $-0-
                                                        exercisable
Henry Ricci            -0-               -0-              160,417                    $-0-
                                                        exercisable
                                                          114,583                    $-0-
                                                        unexercisable

(e) Long-Term Incentive Plan Awards Table. None.

(f) Compensation of Directors. Directors of the Company are not compensated for their services as such but are reimbursed for expenses incurred in attending Board meetings.

(g) Employment Contracts and Arrangements.

     Agreement with Raymax Production, Ltd. DRMC entered into an agreement with Debbie Reynolds and Raymax Production, Ltd., a California corporation wholly-owned by Debbie Reynolds ("Raymax") as of January 25, 1994, and as amended on March 9, 1995. Under the agreement Raymax provided the entertainment, management and promotional services of Ms. Reynolds on an exclusive basis in Las Vegas, Nevada during her lifetime. The agreement was terminable upon Ms. Reynolds' death or a default. Under the agreement Ms. Reynolds was to provide performance in the showroom at the Debbie Reynolds Hotel for a minimum of 30 weeks per year and other managerial and promotional activities. As compensation for her performance services, Raymax was to receive $25,000 per weekly performance (the "Weekly Performance Fee"). Under the agreement Raymax also was to receive annually 10% of the Company's net profits (as defined in the agreement) for her non-entertainment services. Raymax has the right to take a non-refundable monthly draw against the net profits equal to the difference between $60,000 and the Weekly Performance Fees for such month, up to a maximum draw of $1,000,000. If the draw taken for any year exceeded the 10% net profits for such year, such excess will be carried forward as a non-refundable advance against future net profits earned under the agreement. Raymax also was to receive reimbursement of reasonable business and travel expenses. Under the agreement, DRMC is required to carry life insurance on Ms. Reynolds in the amount of $10,000,000 for the benefit of DRMC. During 1994 and under the original terms of the agreement prior to its amendment in March 1995, Ms. Reynolds received compensation of $50,000 per month for her services.

During 1994 the Company had advanced $455,000 to Raymax against future amounts owing under this agreement, all of which was outstanding at December 31, 1995. As of December 31, 1995 the Company was in arrears approximately $795,000 pursuant to the weekly performance fee and monthly draw of this agreement. The Company and Raymax have agreed to net the $455,000 advance against the $1,914,000 in arrears as of December 31, 1996. In September, 1996 Raymax and Ms. Reynolds served the Company notice that this agreement was in default due to non-payment. In November 1996, Raymax delivered a notice to the Company terminating this agreement. As of December 31, 1996, the amount the Company was in arrears to Raymax was $1,740,000 plus $174,000 in accrued interest. Ms. Reynolds has agreed to render showroom and other services on an "at will" basis, terminable any time. The terms relating to Ms. Reynolds' services are the same as specified in the terminated agreement except that as to all unpaid past and future sums due Ms. Reynolds, the Company shall pay interest at a rate of prime plus 2%.

     Exclusive License Agreement Effective March 9, 1995 the Company entered into an agreement with Ms. Reynolds and Raymax under which Ms. Reynolds was to grant the Company the exclusive, perpetual, non-transferable license: (i) to display Ms. Reynolds' extensive Hollywood memorabilia collection at the Company's Hollywood Movie Museum; and (ii) to use the name, photograph, likeness and signature of Ms. Reynolds for the promotion of the Company and its operations. In consideration for the license, the Company was to agree to issue 400,000 shares of restricted Common Stock to Raymax and to insure, maintain and house the memorabilia. As additional consideration for the license, upon Ms. Reynolds' death, the Company would pay to her heirs and/or assigns annually, 10% of the net profits of the Company (as defined in the agreement) in perpetuity. The Company was in default of the agreement with Ms. Reynolds. In November 1996, Ms. Reynolds delivered a notice to the Company terminating this agreement.

     Exclusive License Agreement Effective March 9, 1995 the Company entered into a license agreement with Hollywood Motion Picture and Television Museum, a non-profit organization ("Hollywood"), which also owns an extensive Hollywood memorabilia collection. Under the agreement with Hollywood, the Company has been granted the license to display Hollywood's memorabilia in its Museum in consideration for the Company's annual payment to Hollywood of $50,000 until the construction costs of the Museum has been recouped from the Museum profits, at which time the annual payment will increase to $100,000. On December 27, 1996 Hollywood sent a default and 30-day termination notice to the Company due to non-performance on the contract.

     Employment Contract with Henry Ricci. Henry Ricci, formerly the President of the Company, had entered into an Employment Contract with DRMC as of February 14, 1994. Under the contract, Mr. Ricci served as general manager of the Debbie Reynolds Hotel for a term of five years and received annual base compensation of $150,000. In addition, Mr. Ricci would receive an annual bonus equal to two percent of the Hotel's net profits, as defined in the contract. Mr. Ricci also was granted stock options to purchase 275,000 shares of the Company's Common Stock, vesting ratably per diem and exercisable at $3.00 per share for five years from the vesting dates. Mr. Ricci was also furnished with a vehicle. In May 1995, the Company terminated this contract with Mr. Ricci and entered into a modified contract. The modified contract with DRMC was dated June, 1995. Under this contract Mr. Ricci served as Chief of Operations for the Debbie Reynolds Hotel for a term of one year and received annual base compensation of $80,000. Mr. Ricci also received a $30,000 payment as additional consideration from the new contract. As of this date, Mr. Ricci has fully vested into his stock options to purchase 275,000 shares of the Company's Common Stock exercisable at $3.00 per share. During 1996, the Company granted to Mr. Ricci options to purchase an additional 25,000 shares of the Company's Common Stock exercisable at $1.00 per share. In September 1996, Mr. Ricci and the Company mutually terminated his employment.

     Consulting Arrangement with Roebling. The Company had an oral consulting arrangement with Roebling Investments (Canada), Inc. ("Roebling"), a Canadian company wholly-owned by M. Donald Granatstein, formerly the Executive Vice President, Chief Financial Officer, Treasurer and a director of the Company. In May 1995, the Company and Roebling mutually terminated this consulting agreement through a severance agreement. Under the severance arrangement the Company agreed to continue to defend Mr. Granatstein, to the extent required by paragraph 3 of Section 78.751 of the Nevada Revised Statutes in certain litigation. The Company also waived its rights to collect certain debts due from Mr. Granatstein totalling $126,500 and issued a limited release of claims from Debbie Reynolds Hotel & Casino, Inc., Debbie Reynolds Management Company and Debbie Reynolds Resorts, Inc. The Company also indemnified Mr. Granatstein as to his personal loan guarantee on the Renaldi loan and the $250,000 bond issued in favor of the Nevada Department of Real Estate Timeshare Division. Mr. Granatstein warranted and agreed to pay and/or defend, indemnify, secure and hold the Company harmless from costs, assessments, penalties, damage, fees, attorney fees, interest, employee withholding or other losses arising from any federal or state tax obligations to which the Company is or may be subject by reason of any debts forgiven or payments made by the Company to Mr. Granatstein. Mr. Granatstein also agreed to assist the Company in any matters relating to the business while the Consultant was under contract with the Company.

     Consulting Agreement with Peter D. Bistrian Consulting, Inc. On December 7, 1995, the Company entered into a Management Consulting Agreement with Peter D. Bistrian Consulting, Inc. ("consultant") pursuant to which the Company agreed to issue to the consultant Options to purchase up to an aggregate of 486,000 shares of Common Stock of the Company in consideration for consulting services to be provided to the Company over an anticipated eight-month period commencing as of the date of the agreement. The option price to exercise the consultants option to purchase 486,000 shares of Common Stock was $.75 per share and the each option was exercisable from December 10, 1995 until its expiration date of December 10, 1997. The Company filed a Registration Statement on Form S-8 registering the 486,000 shares of Common Stock underlying the stock options. The Options were exercised by the consultant through the issuance of a short-term promissory note payable in the principal amount of $364,500 (the "Note"). Subsequent to the issuance of the shares, the consultant defaulted on the payment of the note. The Company plans to pursue its remedies against the consultant, its principal and others with respect to these shares.

     Consulting Agreement with Robert. C. Brehm Consulting, Inc. On December 7, 1995, the Company entered into a Management Consulting Agreement with Robert C. Brehm Consulting, Inc. ("consultant") pursuant to which the Company agreed to issue to the consultant Options to purchase up to an aggregate of 264,000 shares of Common Stock of the Company in consideration for consulting services to be provided to the Company over an anticipated eight-month period commencing as of the date of the agreement. The option price to exercise the consultants option to purchase 264,000 shares of Common Stock was $.75 per share and the each option was exercisable from December 10, 1995 until its expiration date of December 10, 1997. The Company filed a Registration Statement on Form S-8 registering the 264,000 shares of Common Stock underlying the stock options. The Options were exercised by the consultant through the issuance of a short-term promissory note payable in the principal amount of $198,000 (the "Note"). Subsequent to the issuance of the shares, the consultant defaulted on the payment of the note. The Company plans to pursue its remedies against the consultant, its principal and others with respect to these shares.

     (h) Report on Repricing of Options/SARs. Not applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a), (b) Security Ownership of Beneficial Owners and Management. The following table sets forth information as of December 24, 1996 with respect to the ownership of the Company's Common Stock for all directors and officers individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock.

  Name and Address                    Amount & Nature               Percent
   of Beneficial                       of Beneficial                   of
       Owner                             Ownership                   Class
--------------------------------------------------------------------------------
Debbie Reynolds                         2,945,833(1)                 22.5%
305 Convention Center Drive
Las Vegas, NV  89109

Kennedy Capital                         1,852,679(2)                 13.9%
425 N. New Ballas Rd.
St. Louis, MO.  63141

Michael Weiner                            835,056(3)                  6.6%
1035 Pearl Street, #402
Boulder, Colorado  80302

Todd Fisher                               252,930(4)                  2.0%
305 Convention Center Drive
Las Vegas, NV  89109

Stephen Cherner                           625,000(5)                  5.0%
1035 Pearl Street, Suite 402
Boulder, Colorado 80302

All officers and directors              3,198,763(6)                 24.2%
as a group (2 persons)

----------

     1 Includes: (i) 2,395,833 shares held of record by the Debbie Reynolds Trust dated February 11, 1986, a revocable trust of which Ms. Reynolds is the sole trustee; (ii) 50,000 and 100,000 shares issuable upon the exercise of presently outstanding options exercisable at $4.00 per share and expiring on October 10, 1999 and $0.80 per share and expiring on February 16, 2000, respectively; (iii) 400,000 shares subscribed to by Ms. Reynolds, pursuant to a license agreement but not issued. See Part III, Item 10 "Executive Compensation" for a description of the license agreement.

     2 Includes:  (i) 245,000  shares owned by a principal  of Kennedy  Capital;
     (ii) 772,727 shares owned by clients of Kennedy Capital for whom Kennedy Capital serves as an investment advisor; (iii) 581,188 shares issuable upon conversion of Series AA Preferred Stock and Debentures owned by clients of Kennedy Capital; and (iv) 253,764 shares of the Company's common stock issuable upon exercise of Class A Warrants, owed by clients of Kennedy Capital, at an exercise price of $1.00.

     3  Includes   100,000  shares  issuable  upon  the  exercise  of  presently outstanding options exercisable at $3.50 per share and expiring on August 6, 2000.

     4 Includes: (i) 50,000 and 100,000 shares issuable upon the exercise of presently outstanding options exercisable at $4.00 per share and expiring on October 10, 1999 and $0.80 per share and expiring on June 30, 2000, respectively.

     5 Includes: (i) 300,000 shares owned by the Maxim Profit Sharing Plan of which Mr. Cherner is the primary beneficiary; and (ii) 325,000 shares owned by the Cherner Family Trust of which Mr. Cherner is the trustee, and his children are the beneficiaries. Mr. Cherner disclaims ownership of the 325,000 shares owned by the Cherner Family Trust.

     6  Includes   300,000  shares  issuable  upon  the  exercise  of  presently outstanding options.

     (c) Changes in Control.

     The Registrant knows of no arrangement, the operation of which may, at a subsequent date, result in change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions.

Transactions  of Debbie  Reynolds Hotel & Casino,  Inc. and Hamlett  Production,
Ltd.

     In December 1992, Debbie Reynolds Hotel & Casino, Inc. was incorporated as a Nevada corporation ("DRMC"). At the time of its formation DRMC issued 500,000 shares of its common stock to Debbie Reynolds in consideration of $500. Ms.
Reynolds made subsequent capital contributions to DRMC totalling $50,000. Ms. Reynolds is an officer and director of DRMC.

     In March 1989, Hamlett Production Ltd. was incorporated as a Nevada corporation ("HPL"). At the time of its formation HPL issued 250,000 shares of its common stock to Debbie Reynolds and 250,000 shares to Richard Hamlett, each in consideration of $250. Subsequently, Ms. Reynolds acquired all of Mr. Hamlett's shares in HPL.

     In March 1994, DRMC merged with and into HPL, the surviving company, and HPL changed its name to DRMC. At the time of the merger of DRMC with and into HPL, Ms. Reynolds was the sole shareholder of DRMC and HPL and she was an officer and director of both companies.

     As of December 31, 1993 DRMC and HPL had loans payable to Ms. Reynolds totalling $2,160,000. The loans were unsecured, noninterest-bearing obligations and were due on demand. The proceeds of the loans were used to pay operating expenses for DRMC, HPL and Raymax Production, Ltd. ("Raymax"), a company wholly-owned by Ms. Reynolds. During the quarter ended March 31, 1994 Ms. Reynolds converted $1,761,000 of these obligations into additional capital contributions to the Company and $149,000 was repaid. As of April 8, 1994 the remaining obligations of $250,000 were repaid.

     During the 1993 fiscal year Ms. Reynolds and Mr. Hamlett negotiated on behalf of DRMC and HPL to obtain financing for such companies from unaffiliated third parties. Although the loans were negotiated on behalf of DRMC and HPL, Ms. Reynolds and Mr. Hamlett signed various notes personally and deposited the money to the respective companies. All payments on the respective obligations have been made by DRMC and HPL directly to the lenders. However, because these individuals signed certain notes personally, these obligations are included in the combined financial statements of DRMC and HPL as amounts due to related parties. The amount outstanding under these obligations totalled $100,000 as of December 31, 1994. During the 1995 fiscal year the $100,000 was converted into equity in exchange for 80,000 shares of the Company's restricted common stock.

     A company affiliated with a former officer, director and shareholder of HPL loaned HPL $201,000 during 1993, all of which was outstanding as of December 31, 1994. The obligation was unsecured, non-interest bearing and payable upon demand. During 1995, the Company wrote-off this obligation.

     As of December 31, 1993, DRMC had an operating lease with HPL for the Debbie Reynolds Hotel & Casino, payable $75,000 monthly, with $525,000 outstanding on the obligation as of December 31, 1993. In addition, as of December 31, 1993 DRMC and HPL were obligated under certain capital lease obligations for certain hotel furniture and equipment totalling $984,000, some of which obligations have been paid by one company on behalf of the other. As a result of the merger of DRMC with and into HPL in March 1994, the operating lease between DRMC and HPL and the obligations thereunder have terminated. See "Part I, Item 1. Description of Business."

     Up until August 1, 1996, the restaurant and bar operations of the Debbie Reynolds Hotel & Casino were leased to Celebrity Restaurants, Inc. ("Celebrity") under an oral lease. Celebrity is wholly-owned by Ms. Reynolds. Rental income was based upon 8% of net income. No money was received under this lease for the years ended December 31, 1995 and 1994, respectively, because the operation of the restaurant produced a net loss. Under the oral agreement, DRMC was obligated to cover the operating cash shortfalls of Celebrity's operations. Until the Company received approval for its own liquor license, Celebrity accommodated the Company by undertaking and operating the restaurant and bar under its liquor license. During the year ended December 31, 1995 the amount DRMC funded to Celebrity was approximately $461,000. On August 1, 1996 DRMC received a liquor license from Clark County and terminated the oral lease agreement. The restaurant and bar are currently operated by DRMC.

     The showroom operations were leased to Raymax under a five-year operating lease which commenced in June 1993. All revenues from the showroom operations were received directly by DRMC, therefore, no lease payments were made by Raymax to DRMC. As a result of the DRMC/Maxim Mergers, the lease was canceled and DRMC operates the showroom directly. During the year ended December 31, 1993 Raymax made $388,000 in leasehold improvements and furniture, fixture and equipment purchases for the showroom, all of which were transferred to DRMC as additional capital contributions by Ms. Reynolds as of December 31, 1993.

     During the year ended December 31, 1994 the Company loaned M. Donald Granatstein, the then Chief Financial Officer, Executive Vice President, Treasurer and a director of the Company, an aggregate of $115,900, and as of December 31, 1994 $126,500 in accrued interest and principal was outstanding. The loan bore interest at nine percent and was due on December 31, 1996. The loan was secured by all consulting fees, commissions and all other amounts due Mr. Granatstein from the Company pursuant to his consulting arrangement with the Company. Pursuant to a severance agreement entered into in May 1995 the Company forgave this indebtedness. See Part III, Item 10. "Executive Compensation" for a description of Mr. Granatstein's consulting arrangement and severance agreement with the Company.

     During 1996, Ms. Reynolds loaned the Company approximately $105,000, of which, all is still outstanding as of December 31, 1996.

     During the year ended December 31, 1994 and since such time Ms. Reynolds and Mr. Granatstein have personally guaranteed various borrowings of the Company and its subsidiaries. The amounts guaranteed by such persons totalled approximately $8,725,000 as of December 31, 1995. The Company has indemnified Ms. Reynolds and Mr. Granatstein from these personal guarantees. See Part III,
Item 10, "Executive Compensation".

Transactions of Maxim Properties Company

     Maxim Properties Company ("Maxim") was incorporated as a Colorado corporation in November 1993. At the time of its formation Maxim issued 1,500,000 shares of its common stock each to Maxim Financial Corp. ("Maxim Financial") and Stephen Cherner in consideration of a total of $100,000. Maxim Financial and Mr. Cherner subsequently transferred all of their shares to other persons, including several of their affiliates. Maxim Financial is controlled by Stephen Cherner.

     Joe Kowal, a principal shareholder of Maxim at the time of the DRMC/Maxim Mergers, transferred 705,000 of the 830,277 shares of the Company's common stock which he was to receive in exchange for his Maxim shares in the DRMC/Maxim Merger to four entities who he has represented are not affiliated with him.

     Commencing in September 1993 the Maxim Profit Sharing Plan (the "Maxim Plan") loaned a total of $800,000 to DRMC to pay for the build-out of the showroom and working capital. The loan bore interest at 10% and was due on demand. During 1994 a portion of the loan was repaid. In October 1994 the Company agreed to issue 150,000 shares of the Company's common stock to the Maxim Plan as full and complete consideration for the remaining balance owed to it, including principal and interest. The Company has agreed to register the 150,000 shares issued to the Maxim Plan under the next available registration statement filed by the Company. These shares were issued in November 1994. Stephen Cherner, the beneficial owner of approximately 5.0% of the Company's outstanding common stock (including the 150,000 shares), and a principal of Maxim, is the primary beneficiary of the Maxim Plan.

Transactions of Halter Venture Corporation

     SWTV owed Southwest TNT, Inc. ("SWTNT"), a corporation owned by Lawrence E. Meyers, a former officer, director and principal shareholder of the Company, approximately $2,602 and $254,996 at December 31, 1993 and 1992 for the construction of a mobile television production unit. SWTV had made advances to SWTNT of approximately $29,232 at December 31, 1991. These amounts were offset against the amounts owed for the construction of the new mobile television production unit during 1992. During 1993, SWTV renegotiated the construction price with SWTNT resulting in a reduction in the amount due to SWTNT of $209,264 and a corresponding reduction in the basis of the mobile television production unit to $142,080. Additionally, during 1993, part of the remaining balance due, including additional advances made by SWTNT during 1993 in connection with construction of the mobile television unit, totalling $59,743, were offset against amounts due to a majority shareholder. The Company had advances receivable from Lawrence E. Meyers in the amount of $119,495 at December 31, 1992. The advances bore interest at the applicable Federal rates for long-term obligations, accrued quarterly on the outstanding balance. The amount was partially offset against the amount due to SWTNT, with the balance being settled during 1993.

     Pursuant to a Divestiture Agreement dated March 23, 1994, after the closing of the DRMC/Maxim Mergers, the Company divested its wholly-owned subsidiary, SWTV Production Services, Inc., to the Company's former President, Lawrence E. Meyers, in exchange for the 2,126,540 shares of common stock of the Company owned by Mr. Meyers, effective March 31, 1994. Mr. Meyers' 2,126,540 shares were canceled by the Company on March 31, 1994. Subsequent to the divestiture, Mr. Meyers was a minority shareholder of the Company.

Item 13.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following is a complete list of exhibits filed as a part of this Report on Form 10-KSB and are incorporated herein by reference.

Exhibit
Number            Title of Exhibit
------            ----------------

2.1         Agreement of Merger and Plan of  Reorganization  dated  February 11,
            1994 (1)

2.2 Amended and Restated Agreement of Merger and Plan of Reorganization dated March 10, 1994 (2)

3.1 Articles of Incorporation of Debbie Reynolds Hotel & Casino, Inc. , as filed with the Nevada Secretary of State on November 17, 1994 (4)

3.4         Bylaws (4)

4.1         Specimen common stock certificate (4)

10.1        1994 Employee Stock Compensation Plan (4)

10.2        1994 Stock Option Plan (4)

10.4 Divestiture Agreement dated March 30, 1994 between the Company, Lawrence Meyers and SWTV (3)

10.5 Management Agreement dated January 8, 1994 between DRHC and Grand Nevada Hotel Corporation, as amended and terminated on February 17, 1994 (3)

10.6 Lease Agreement dated April 5, 1993 between DRHC and Grand Nevada Hotel Corporation (3)

10.7 Lease Termination Agreement dated January 10, 1994 between DRHC and Grand Nevada Hotel Corporation (3)

10.8 Agreement of Sublease between John Neumeyer, Edward Haddad and DRHC dated April 27, 1993 (3)

10.9 Termination of Sublease Agreement dated February 11, 1994 between Hollywood Restaurants, Inc. Hamlett Productions, Ltd., and DRHC. (3)

10.10 Amended and Restated Space Lease Agreement dated May 7, 1993 between DRHC, Debbie's Casino Inc., Jackpot Enterprises, Inc., Richard R. Hamlett and Debbie Reynolds (3)

10.11 Agreement dated January 25, 1994 between Hamlett Productions, Ltd., Raymax Productions, Inc. and Debbie Reynolds (3)

10.12       Employment  contract  dated February 14, 1994 between DRHC and Henry
            Ricci (3)

10.13 Employment contract dated February 16, 1994 between the Company and Steve Schiffman, as amended (3)

10.14 Agreement of Sublease between DRHC and Celebrity Restaurants, Inc. dated April, 1993 (3)

10.15 Loan Agreement between DRHC and Hamlett Production Ltd. and Bennett Management & Development Corp. and Promissory Note and Guarantee and Subordination Agreement, all dated March 7, 1994. (3)

10.16 Contract of Sale Membership Agreements and Installment Purchase Agreements with Recourse between Debbie Reynolds Resorts, Inc. and Resort Funding, Inc. dated March 7, 1994 (3)

10.17 Amendment dated March 9, 1995 to Agreement dated January 25, 1994 between Hamlett Productions, Ltd., Raymax Productions, Inc. and Debbie Reynolds (4)

10.18 Termination Agreement among Registrant, TPM Holdings and Source Capital Corporation dated February 10, 1995.(4)

10.19 Consulting Agreement between the Registrant and MBL Investments dated August 3, 1994. (4)

10.20 Loan Agreement between the Registrant and TPM Holdings, Inc., and Promissory Note, dated June 10, 1994. (4)

10.21       Loan   Agreement   between  the   Registrant   and  Source   Capital
            Corporation, and Promissory Note, dated December 1, 1994. (4)

10.22 Loan Agreement between DRMC and World Ventures Trust, and Promissory Note, all dated April 26, 1995.

10.23 Loan Agreement between the Registrant and RealEcon, and Promissory Note, dated January 16, 1995.

10.24       Loan  Agreement   between  the   Registrant   and  Bennett   Funding
            International Ltd., and Promissory Note, dated July 27, 1995.

10.25       Loan  Agreement  between  the  Registrant  and  Source   Capital/TPM
            Holding, Inc., and Promissory Note, dated March 1995.

10.26 Consulting Agreement between the Registrant and Miron Leshem dated November 6, 1995.

10.27 Amendment to Consulting Agreement between the Registrant and Miron Leshem dated December 12, 1995.

10.28 Consulting Agreement between the Registrant and Pacific Consulting Group dated September 1, 1995.

10.29 Consulting Agreement between the Registrant and Telex, Inc. dated March 27, 1995.

10.30 Consulting Agreement between the Registrant and Peter Bistrian Consulting, Inc., ("Consultant").

10.31 Consulting Agreement between the Registrant and Robert C. Brehm Consulting, Inc., ("Consultant").

10.32       ILX Incorporated definitive agreement dated October 30, 1996.

23.1        Consent of KPMG Peat Marwick LLP

 ------------------------------------------------

1. Incorporated by reference from the like numbered exhibit filed with the Registrant's Form 8-K dated February 11, 1994.

2. Incorporated by reference from the like numbered exhibit filed with the Registrant's Form 8-K dated March 22, 1994.

3. Incorporated by reference from the like numbered exhibit filed with the Registrant's Form 10-K for the year ended December 31, 1993.

4. Incorporated by reference from the like numbered exhibit filed with the Registrant's Form 10-K for the year ended December 31, 1994.


     (b) Reports on Form 8-K. During the last quarter period covered by this report the Registrant filed no Reports on Form 8-K.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DEBBIE REYNOLDS HOTEL & CASINO, INC.



                                    By:/s/ Todd Fisher
                                    -------------------------
                                    Todd Fisher, President


Date:  January 23, 1997


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Debbie Reynolds        Chairman of the                      January 23, 1997
-------------------        Board, Secretary
DEBBIE REYNOLDS            and Director

/s/Todd Fisher              Chief Executive Officer,
-------------------        Chief Financial Officer,
TODD FISHER                Treasurer, and Director              January 23, 1997

                           DEBBIE REYNOLDS HOTEL & CASINO, INC.
                           AND SUBSIDIARIES

                           Consolidated Financial Statements

                           December 31, 1995

                           (With Independent Auditors' Report Thereon)

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES



                                Table of Contents
                                -----------------

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-3

Consolidated Balance Sheet                                                  F-4

Consolidated Statements of Operations                                       F-5

Consolidated Statements of Shareholders' Equity (Deficiency)                F-6

Consolidated Statements of Cash Flows                                       F-8

Notes to Consolidated Financial Statements                                 F-10

                          Independent Auditors' Report


The Board of Directors and Shareholders
Debbie Reynolds Hotel & Casino, Inc.:


We have audited the accompanying consolidated balance sheet of Debbie Reynolds Hotel & Casino, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the years in the two year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Debbie Reynolds Hotel & Casino, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, has a shareholders' equity deficiency, significant debt service obligations, and is in default with respect to various agreements, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 8 and 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  /s/ KPMG Peat Marwick LLP


December 20, 1996
Las Vegas, Nevada
                                       F-3

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 1995


                                     Assets

Current assets:
    Cash and cash equivalents                                                                                          $    172,000
    Restricted cash                                                                                                         152,000
    Accounts receivable, net of allowance of $56,000                                                                      1,451,000
    Inventories (note 3)                                                                                                    615,000
    Prepaid expenses and deposits                                                                                           114,000
                                                                                                                       ------------
              Total current assets                                                                                        2,504,000
                                                                                                                       ------------
Property and equipment (notes 4, 6 and 11):
    Land and building                                                                                                     7,073,000
    Furniture and equipment                                                                                               3,361,000
                                                                                                                       ------------
                                                                                                                         10,434,000
    Less accumulated depreciation and amortization                                                                        1,996,000
                                                                                                                       ------------
              Net property and equipment                                                                                  8,438,000
                                                                                                                       ------------

Due from affiliates (note 2)                                                                                                545,000
Deposits and other assets                                                                                                   442,000
                                                                                                                       ------------

              Total assets                                                                                             $ 11,929,000
                                                                                                                       ============
                                     Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
    Current maturities of long-term debt  and capital lease obligations (note 4)                                       $  8,078,000
    Accounts payable and accrued liabilities                                                                              2,967,000
    Accrued legal claims (note 9)                                                                                           450,000
    Due to affiliates (note 5)                                                                                              916,000
    Timeshare deposits                                                                                                      152,000
                                                                                                                       ------------
              Total current liabilities                                                                                  12,563,000
Long-term debt and capital lease obligations, excluding current maturities (note 4)                                         250,000
                                                                                                                       ------------
              Total liabilities                                                                                          12,813,000
                                                                                                                       ------------

Commitments and contingencies (notes 6, 8, 9 and 11) Shareholders' equity
(deficiency) (notes 4, 10 and 11):
    Preferred stock, $.0001 par value.  Authorized 50,000,000 shares;  2,000,000 designated
      as Series AA, 319,844 issued and outstanding ($1,279,000 liquidation preference)                                         --
    Common stock, $.0001 par value.  Authorized 25,000,000 shares; issued and outstanding
      11,484,070 shares                                                                                                       1,000
    Additional paid-in capital                                                                                           14,141,000
    Stock subscribed                                                                                                        300,000
    Deferred compensation                                                                                                  (300,000)
    Accumulated deficit                                                                                                 (15,026,000)
                                                                                                                       ------------
              Total shareholders' equity (deficiency)                                                                      (884,000)
                                                                                                                       ------------

              Total liabilities and shareholders' equity                                                               $ 11,929,000
                                                                                                                       ============


See accompanying notes to consolidated financial statements.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 1995 and 1994


                                                           1995            1994
                                                       ------------    ------------

Revenue:
    Timeshare sales                                    $  3,839,000       3,514,000
    Rooms                                                 2,444,000       2,838,000
    Showroom                                              1,938,000       1,607,000
    Museum                                                  416,000            --
    Restaurant                                              297,000         310,000
    Casino lease                                            502,000         472,000
    Other                                                   354,000         216,000
                                                       ------------    ------------
              Total revenue                               9,790,000       8,957,000
                                                       ------------    ------------

Operating costs and  expenses:
    Timeshares                                            2,876,000       2,434,000
    Rooms                                                 1,591,000       1,358,000
    Showroom                                              2,352,000       1,341,000
    Museum                                                  314,000            --
    Restaurant                                              374,000         591,000
    Other                                                   263,000         114,000
    General and administrative                            4,611,000       3,877,000
    Bad debt expense                                           --            70,000
    Depreciation and amortization                         1,107,000         633,000
    Property operations, maintenance and energy           2,304,000       2,176,000
                                                       ------------    ------------
              Total operating costs and expenses         15,792,000      12,594,000
                                                       ------------    ------------

              Loss from operations                       (6,002,000)     (3,637,000)
                                                       ------------    ------------

Other income (expense):
    Interest income                                            --             7,000
    Interest expense                                     (2,601,000)       (565,000)
                                                       ------------    ------------
              Total other income (expense)               (2,601,000)       (558,000)
                                                       ------------    ------------

              Net loss                                 $ (8,603,000)     (4,195,000)
                                                       ============    ============


Loss per common share                                  $       (.99)           (.69)
                                                       ============    ============


Weighted-average number of common shares outstanding      8,734,362       6,049,651
                                                       ============    ============



See accompanying notes to consolidated financial statements

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

          Consolidated Statements of Shareholders' Equity (Deficiency)

                     Years ended December 31, 1995 and 1994


                                                                                                                           Total
                                 Preferred Stock       Common Stock        Additional    Accumu-              Deferred     Share-
                                 ---------------    -----------------       Paid-in       lated      Stock     Compen-    holders'
                                 Shares   Amount    Shares      Amount      Capital      Deficit   Subscribed   sation     Equity
                                 ------   ------    ------      ------      -------      -------   ----------   ------     ------

Balance at January 1, 1994          --    $--     3,404,314   $  1,000    $   50,000   $(2,163,000)    $  --     $--    $(2,112,000)
Shareholder contribution            --                            --       1,761,000          --          --      --      1,761,000
Shares issued in conjunction
    with Maxim merger               --     --     2,850,833       --         400,000          --          --      --        400,000
Shares issued through conversion
    of debt                         --     --     1,284,842       --       3,264,000          --          --      --      3,264,000
Shares issued to
    officer/director for            --     --       100,000       --         200,000          --          --      --        200,000
    services rendered
Shares issued as loan fees to
    holder of first mortgage        --     --        25,000       --          75,000          --          --      --         75,000
Shares issued for consulting
    services                        --     --       235,000       --         648,000          --          --      --        648,000
Shares issued in conjunction
    with lease termination          --     --        77,991       --         118,000          --          --      --        118,000
Shares issued in consideration
    of obtaining loans              --     --        35,000       --          85,000          --          --      --         85,000
Shares issued for professional
    services                        --     --        45,000       --         226,000          --          --      --        226,000
Preferred stock dividend                             25,924       --          65,000       (65,000)       --      --           --
Net proceeds from sale of
    pre-ferred stock and
    warrants in conjunction with
    the private placement of     667,904   --          --         --       2,655,000          --          --      --      2,655,000
    securities (note 4)
Net loss                            --     --          --         --            --      (4,195,000)       --      --     (4,195,000)
                                 -------   ----   ---------   --------    ----------   -----------   ---------   -----  -----------

Balance at December 31, 1994     667,904   --     8,083,904      1,000     9,547,000    (6,423,000)       --      --      3,125,000


                                                                    (Continued)

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

                     Years ended December 31, 1995 and 1994

                                                                                                                            Total
                                 Preferred Stock     Common Stock        Additional    Accumu-              Deferred       Share-
                                 ---------------    ---------------       Paid-in       lated      Stock     Compen-      holders'
                                 Shares   Amount    Shares    Amount      Capital      Deficit   Subscribed   sation       Equity
                                 ------   ------    ------    ------      -------      -------   ----------   ------       ------
Balance at December 31, 1994,
    brought forward              667,904   $ --    8,083,904  $1,000  $ 9,547,000  $ (6,423,000)  $   --    $    --     $ 3,125,000
Shares issued for consulting and
    other services                  --       --      414,061    --        876,000          --         --         --         876,000
Shares issued in consideration
    of obtaining loans              --       --      400,745    --        419,000          --         --         --         419,000
Regulation S offering, shares
    issued for cash                 --       --      300,000    --        225,000          --         --         --         225,000
Regulation D offering, shares
    issued for cash                 --       --       50,000    --         50,000          --         --         --          50,000
Shares issued through conversion
    of preferred shares to
    common shares               (348,060)    --      696,120    --           --            --         --         --            --
Shares issued through conversion
    of debt                         --       --      696,120    --      2,158,000          --         --         --       2,158,000
Shares issued through exercise
    of warrants                     --       --       93,120    --         93,000          --         --         --          93,000
Shares issued through exercise
    of options                      --       --      750,000    --        563,000          --         --         --         563,000
Uncollected receivable for
    shares issued through
    exercise of options                                                  (563,000)         --         --         --        (563,000)
Stock subscribed (note 9)           --       --         --      --           --            --      300,000       --         300,000
Deferred compensation (note 9)      --       --         --      --           --            --         --     (300,000)     (300,000)
Options issued for services         --       --         --      --        773,000          --         --         --         773,000
Net loss                            --       --         --      --           --      (8,603,000)      --         --      (8,603,000)
                                --------   ------ ----------  ------  -----------  ------------   --------  ---------   -----------

Balance at December 31, 1995     319,844   $ --   11,484,070  $1,000  $14,141,000  $(15,026,000)  $300,000  $(300,000)  $  (884,000)
                                ========   ====== ==========  ======  ===========  ============   ========  =========   ===========

See accompanying notes to consolidated financial statements.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1995 and 1994


                                                                                                        1995                1994
                                                                                                     -----------         ----------
Cash flows from operating activities:
    Net loss                                                                                         $(8,603,000)        (4,195,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                                  1,107,000            663,000
        Amortization of debt discount                                                                    275,000               --
        Amortization of consulting fees                                                                  297,000            344,000
        Provisions for losses on receivables                                                                --               70,000
        Forgiveness of debt from affiliate                                                               108,000               --
        Forgiveness of debt to affiliate                                                                (201,000)              --
        Expense associated with conversion of debt to equity                                             592,000               --
        Common stock issued for services rendered                                                        876,000            364,000
        Options issued for services                                                                      773,000               --
        Shares issued as consideration for loans                                                         419,000               --
        Changes in assets and liabilities:
          Increase in accounts receivable                                                               (494,000)          (994,000)
          Increase in other receivables                                                                    5,000           (126,000)
          Increase in inventories                                                                           --              (47,000)
          (Increase) decrease in prepaid expenses and deposits                                           (13,000)            43,000
          Increase in deposits and other assets                                                          473,000           (592,000)
          Increase in accounts payable and accrued expenses                                            1,613,000            614,000
                                                                                                     -----------         ----------
                  Net cash used in operating activities                                               (2,773,000)        (3,856,000)
                                                                                                     -----------         ----------

Cash flows from investing activities:
    Capital expenditures                                                                                (676,000)        (3,579,000)
                                                                                                     -----------         ----------
                  Net cash used in investing activities                                                 (676,000)        (3,579,000)
                                                                                                     -----------         ----------

Cash flows from financing activities:
    Proceeds from borrowings from affiliates                                                             838,000            331,000
    Payments on amounts due to affiliates                                                                (54,000)          (641,000)
    Loans made to affiliates                                                                                --             (601,000)
    Net proceeds from private placement of securities                                                       --            4,764,000
    Proceeds from issuance of stock                                                                      368,000               --
    Proceeds from issuance of long-term debt                                                           3,215,000          6,588,000
    Principal payments on long-term debt and capital lease obligations                                  (758,000)        (3,400,000)
    Cash acquired in connection with Maxim merger                                                           --              100,000
                                                                                                     -----------         ----------
                  Net cash provided by financing activities                                            3,609,000          7,141,000
                                                                                                     -----------         ----------

                  Net increase (decrease) in cash and cash equivalents                                   160,000           (294,000)

Cash and cash equivalents at beginning of year                                                            12,000            306,000
                                                                                                     -----------         ----------

Cash and cash equivalents at end of year                                                             $   172,000             12,000
                                                                                                     ===========         ==========


                                                                     (Continued)

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

                     Years ended December 31, 1995 and 1994



                                                                                                         1995               1994
                                                                                                     -----------         ----------
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                           $   821,000            171,000
                                                                                                     ===========         ==========


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

   During 1994, certain of the Company's lenders and related parties converted debt of $3,264,000 in exchange for 1,284,842 shares of common stock.

   In consideration for services rendered in 1994 in developing and constructing the showroom and museum, 100,000 shares of common stock, valued at $200,000, were issued to an officer/director.

   In consideration for services rendered in 1994, the Company issued 235,000 shares of common stock valued at $648,000.

   In connection with the first mortgage note financing in 1994, the Company issued 25,000 shares, valued at $75,000, to the mortgage holder as loan fees.

   In connection with a private placement in 1994, $385,000 representing the fair value of the common stock purchase warrants, was recorded as original issue discount on the convertible subordinated debentures.

   In connection  with  a  subsequent   private  placement  in  1994,   $192,000
      representing the fair value of the common stock purchase warrants, was recorded as original issue discount on the convertible subordinated debentures.

   During 1994, the Company issued an aggregate of 25,924 shares of restricted common stock with a value of approximately $65,000 as a dividend on its preferred stock.

   During 1994, the Company entered into various capital lease obligations aggregating $54,000 for the purchase of furniture and equipment.

   During 1995, the Company issued 814,806 shares of common stock with a fair market value of approximately $1,233,000 for consulting and other services rendered.

   The Company completed the construction of its timeshare units and transferred all unsold units with a cost of $557,000 into inventory.

   The Company issued 696,120 shares of common stock through conversion of 348,060 shares of preferred stock. The Company issued 696,120 shares of common stock valued at $1,566,000 through conversion of debt.


See accompanying notes to consolidated financial statements

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 1995





(1)  Summary of Significant Accounting Policies

     (a)  Corporate Organization

          The accompanying consolidated financial statements include the accounts of Debbie Reynolds Hotel & Casino, Inc., formerly Halter Venture Corporation (Halter) and its wholly-owned subsidiaries Debbie Reynolds Management Company, Inc. (DRMC), formerly Debbie Reynolds Hotel & Casino, Inc. (DRHC) and Debbie Reynolds Resorts, Inc. (DRRI) (collectively the Companies). On November 18, 1994, the shareholders of the Company elected at their annual shareholders' meeting to change the name of the Company from Halter Venture Corporation to Debbie Reynolds Hotel & Casino, Inc.

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

          Pursuant to the Mergers, Halter acquired all of the outstanding securities of DRHC and Maxim in exchange for the issuance of 2,850,833 shares of Halter's common stock to the Maxim shareholders and other related parties, and 2,350,833 shares of Halter's common stock to the DRHC shareholder. Prior to the closing, DRHC merged with and into HPL, and HPL changed its name to Debbie Reynolds Hotel & Casino, Inc. In connection with the Mergers, Maxim and its principals obtained financing for DRHC consisting of convertible promissory notes in the amount of $2,553,500 and one other note of $800,000. In conjunction with the Mergers, the convertible notes were converted into 851,167 shares of Halter's common stock. In connection with the Maxim merger, $300,000 of the other note was contributed to the Company.

          In conjunction with the Mergers, pursuant to a Divestiture Agreement dated March 23, 1994, Halter divested itself of its wholly-owned subsidiary, SWTV Production Services, Inc. (SWTV), to Halter's former President in exchange for the 2,126,540 shares of common stock of Halter owned by the former President. The 2,126,540 shares were then canceled on March 31, 1994. SWTV was acquired by Halter on April 22, 1993 and from that time until divestiture constituted the sole business operations of Halter.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

          For accounting purposes, the Mergers are accounted for as a recapitalization of DRHC, with DRHC the acquirer and the surviving corporation. The accompanying consolidated financial statements reflect only the operations of the Company and its wholly-owned subsidiaries, DRHC and DRRI.

          The Company continued to operate under the Halter name until the shareholders meeting in November 1994, when it was changed to DRHC.

     (c)  Description of Business

          DRHC owns and operates a hotel, gift shop and showroom, and leases space to a third party for the operation of a gambling casino, and leases space to an affiliate for the operation of a bar and restaurant located on Convention Center Drive in Las Vegas, Nevada (collectively, the Property). Additionally, at December 31, 1994, the Company was in the process of completing construction on the Debbie Reynolds Hollywood Movie and Memorabilia Museum (Museum), which opened on April 1, 1995. The Company's operations also include the development and sale of timesharing units in the Debbie Reynolds Hotel (Hotel) through DRRI. The Company obtained a timeshare license which was granted by the Nevada Real Estate Board on June 28, 1994.

          On April 20, 1994, DRHC entered into an agreement with Hollywood Restaurant, Inc. to terminate the existing restaurant lease and begin operating the restaurant, "Celebrity Cafe". In April 1994, the restaurant was leased to the affiliate that operates the bar and liquor operations (see Note 2).

     (d)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Debbie Reynolds Hotel and Casino, Inc., a Nevada Corporation, and its wholly owned subsidiaries DRMC and DRRI. All intercompany accounts and transactions have been eliminated in consolidation.

     (e)  Cash Equivalents

          The Company considers all highly liquid debt instruments with original maturities of three months or less at date of purchase to be cash equivalents.

     (f)  Restricted Cash

          Restricted cash is cash deposits made by timeshare purchasers to hold their unit.

     (g)  Property and Equipment

          Property and equipment are stated at cost. Property and equipment held under capital leases are stated at the present value of minimum lease payments at the inception of the lease.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

          Depreciation   on  property  and   equipment  is   calculated  on  the
          straight-line method over the estimated useful lives of the assets as follows:

                   Building                                    20 years
                   Building improvements                       10 years
                   Furniture and equipment                      5 years

              Property and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

     (h)  Income Taxes

          Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (i)  Self Insurance

          The Company is self-insured for losses and liabilities related primarily to health care. The Company does not have a maximum self insurance exposure. Losses are accrued based upon the Company's estimates using historical information.

     (j)  Recognition of Timeshare Revenue

          Revenue from sales of timeshare interests is recognized in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. No sales are recognized until such time as a minimum of 10% of the purchase price has been received in cash, the buyer is committed to continued payments of the remaining purchase price, the Company has been released of all future obligations for the timeshare interest and the recession period has passed.

     (k)  Earnings Per Share

          Earnings per common and common equivalent share is based upon the weighted average of common and common equivalent shares outstanding during the year. Primary and fully diluted earnings per share are the same. Earnings available to common shares have been reduced for preferred stock dividends declared of $65,000 in 1994 and preferred stock dividends not declared and in arrears of $65,000 in 1995.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

     (l)  Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual amounts could differ from these estimates.

     (m)  Inventories

          Inventory of food and beverage is accounted for at the lower of cost (first-in first-out basis) or net realizable value.

     (n)  Fair Value of Financial Instruments

          In December 1991, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 107 Disclosure about Fair Value of Financial Instruments (SFAS 107). SFAS 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 1995, the carrying value of all financial instruments approximates fair value based on what the instrument could be exchanged for in a current transaction between willing parties.

     (o)  Recently Issued Accounting Standards

          The FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of in March 1995. This statement, effective for the Company's fiscal year beginning January 1, 1996, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that if SFAS No. 121 had been adopted as of December 31, 1995, it would not have had a significant effect on the financial position or results of operations of the Company.

          The FASB issued SFAS No. 123, Accounting for Stock-Based Compensation in October 1995. This statement, effective for the Company's fiscal year beginning January 1, 1996, requires certain disclosures about the impact on results of operations of the fair value of stock-based employee compensation arrangements. Management believes that if SFAS No. 123 had been adopted as of December 31, 1995, it would not have had a significant effect on the financial position or results of operations of the Company.

     (p)  Reclassifications

          Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

(2)  Due From Affiliates

     In March 1993, the Company entered into an oral agreement with an affiliate to lease the bar and any liquor operations, for a five-year period with five five-year renewal options. Payments to the Company under the agreement are equal to 8% of net liquor sales and are payable monthly. Included in due from affiliates is approximately $62,000 as of December 31, 1995, for working capital advances. On August 1, 1996, DRMC received a liquor license and terminated this lease.

     The Company advanced $455,000 during 1994 to the chairman of the board of directors. The funds were advances against future profits earned under an employment agreement.

(3)  Inventories

     During 1995, the Company finished construction of all timeshare units and transferred the cost associated with these units into inventory. At December 31, 1995, $558,000 of cost relating to units remained in inventory awaiting sale.

     The Company maintained an inventory of $57,000 of food and beverage for the bar and restaurant area at December 31, 1995.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

(4)    Long-Term Debt and Capital Lease Obligations

Long-term debt at December 31, 1995 consists of the following:
   First mortgage note payable, due March 15, 1997, interest at 13% payable monthly; secured by a first deed of trust; payments of $1,200 are due upon sale of each timeshare unit, currently in default
   (see below)                                                                                                          $ 2,115,000

Note payable, due August 23, 1999, interest at 14%, secured by a fourth
   deed of trust, currently in default (see below)                                                                        2,865,000

Note payable, due December 1, 1996, interest at the greater of 12% or 4% above prime rate; secured by a third deed of trust; payments due monthly based on a graduated scale of timeshare sales, currently
   in default (see below)                                                                                                   885,000

Note payable, due June 7, 1996, interest at 13% payable monthly; secured by a second deed of trust;
   payments of $1,000 are due upon sale of each timeshare unit (see below)                                                  151,000

 Convertible subordinated debentures, interest at 8-3/4%, due March 25, 1996; convertible into one share of common stock at $4.50, net of discount of $180,000 and $360,000 as of December 31, 1995
    and 1994, respectively; effective rate of 19%, currently in default                                                     576,000

 Convertible subordinated debentures, interest at 8-3/4%, due November 17, 1998; convertible into one share of common stock at $4.50, net of discount of $92,000 and $187,000 as of December 31, 1995
    and 1994, respectively; effective rate of 21%, currently in default                                                     591,000

Capital lease obligations (note 6)                                                                                          688,000

Other                                                                                                                       457,000
                                                                                                                        -----------
    Total long term debt and capital lease obligations                                                                    8,328,000

Less current maturities (a)                                                                                              (8,078,000)
                                                                                                                        -----------
Long term debt and capital lease obligations, excluding current maturities                                              $   250,000
                                                                                                                        ===========

     The aggregate scheduled maturities of long-term debt and capital lease obligations for each of the years subsequent to December 31, 1995 are as follows: 1996, $8,078,000(a); 1997, $166,000; 1998, $72,000; 1999, $12,000;
     and 2000, $-0-. As disclosed above, two notes require aggregate payments of $2,200 upon the sale of each timeshare unit and a third requires graduated payments based on aggregate timeshare sales. The sales of timeshare units will accelerate the principal payments on such notes, however no assumptions regarding such accelerated principal payments have been reflected in the maturities schedule.

--------------
(a) The Company has reclassified $5,549,000 of long term debt to current, because of certain events of default and noncompliance with certain loan covenants at December 31, 1995.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

     On March 22, 1994, the Company obtained a $2,500,000 loan from Bennett Management & Development Corp. (Bennett), the proceeds of which were principally used to repay an existing mortgage on the Hotel and for general corporate purposes. In consideration of the loan the Company agreed to issue to Bennett 25,000 shares of its common stock. The chairman of the board of directors of the Company has personally guaranteed the repayment of the loan.

     In August 1995, the Company obtained an additional $2,865,000 loan from Bennett, the proceeds of which were principally used to pay off existing debt and for general corporate purposes.

     On December 1, 1994,  the Company  obtained a  $1,100,000  loan from Source
     Capital Corporation (Source), the proceeds of which have been used principally to complete construction of the museum and for general corporate purposes. Payments on the loan, although made monthly, are to be facilitated through the following schedule of timeshare sales:

              Through January 31, 1995:
                  $100 per timeshare sale between 1 and 350 units
                  $500 per timeshare sale between 351 and 515 units $1,500 per timeshare sale in excess of 516 units

              Subsequent to February 1, 1995:
                  $500 per timeshare sale between 1 and 515 units
                  $1,500 per timeshare sale in excess of 516 units until
                   the loan is repaid.

     On June 15, 1994, the Company obtained a $1,000,000 loan from TPM Holdings, Inc. (TPM), the proceeds of which have been used principally to continue construction of the museum and for general corporate purposes. The loan agreement provided that in the event that the loan was not paid in full by February 1995, TPM would receive warrants that provided for the conversion of the then outstanding indebtedness into the Company's common shares. The warrants would have entitled the holder to convert the then outstanding indebtedness into the Company's restricted common shares at a price of $3 per share, or in the event of a public offering or private placement of the Company's common stock at an offering price of less than $4 per share, then 75% of that offering price. Additionally, the lender would receive warrants to purchase 75,000 restricted common shares at the lower of $4 per share or in the event of a public offering or private placement of the Company's common stock at less than $4 per share, then 75% of that offering price. Additionally, if the loan was not paid in full by February 1995, TPM could, at its option, require DRHC to exercise its right to terminate the casino operations lease (refer to Note 5), provided that TPM advances DRHC all costs incurred with terminating the lease. Furthermore, TPM could not exercise its right to require the lease termination without prior approval of the Nevada Gaming authorities. Subsequent to December 31, 1994, this option agreement was terminated and replaced with warrants to purchase up to 100,000 shares of restricted common stock. The warrants are exercisable for five years at an exercise price of the lesser of $3.00 or 75% of a public offering or private placement of the Company's common stock. This note has been paid in full by the Company subsequent to December 31, 1995.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

     In April 1995, the Company obtained a $500,000 loan from TPM, the proceeds of which were principally used in the construction of the museum and for general corporate purposes. The loan bore interest at 13% and was due June 25, 1996. This loan was issued as an addition to the lenders second mortgage. The Company paid off this loan in November of 1995.

     In October 1994, the Company completed a private placement of securities for the Company's expansion and capital improvements, and sold 128,515 units, with total net proceeds of approximately $3,868,000. The units each consist of four shares of Series AA Convertible Preferred Stock, $.0001 par value, four two year Convertible Debentures each in the principal amount of $4.50, and four Class A Common Stock Purchase Warrants, each to purchase one share of common stock at $5.50 per share. The preferred shares accrue a cumulative stock dividend of 8-3/4% based on a conversion rate of $4 per share. The preferred shares are convertible into common stock at $4 per share and have a liquidation preference of $4 per share. In connection with the private placement, the Company issued 514,060 shares of preferred stock. The Company has assigned values to each of the components based on the estimated fair market value at the date of sale, which resulted in an original issue discount for the convertible debentures of $385,000.

     In November 1994, the Company completed a second private placement of securities for the Company's expansion and capital improvements and sold approximately 38,000 of the 66,000 units offered, with total net proceeds of approximately $896,000. The units each consist of four shares of Series AA Convertible Preferred Stock, $.0001 par value, four four-year Convertible Debentures each in the principal amount of $4.50 and four Class B Common Stock Purchase Warrants, each to purchase one share of common stock at $5.50 per share. The preferred shares accrue a cumulative stock dividend of 8-3/4% based on a conversion rate of $4 per share. The preferred shares are convertible into common stock at $4 per share and have a liquidation preference of $4 per share. In connection with the second private placement, the Company issued 153,844 shares of preferred stock. The Company has assigned values to each of the components based on the estimated fair market value at the date of sale, which resulted in an original issue discount for the convertible debentures of $192,000.

     In August 1995, the Company offered all holders of the Company's units issued pursuant to the Company's private placement memorandum dated March 25, 1994 and November 17, 1994 the opportunity to convert the Series AA Preferred Stock and Debentures constituting part of the units into restricted shares of the Company's common stock. Each Series AA Preferred Stock and Debenture converted into one share of the Company's common stock at the reduced conversion prices of $2.00 and $2.25, respectively. The total dollar amount converted from Series AA Preferred Stock and Debentures was $2,954,500, which converted into 1,392,240 shares of the Company's common stock. As additional consideration, the Company also offered the unit holders the right to exercise each Class A Warrant to purchase two shares of Common Stock (instead of one) at an exercise price of $1.00 (instead of $5.50) for 60 days from the date of the offer. Pursuant to the Warrant offer, the Company received $93,120 from the exercise of warrants to purchase 93,120 shares of common stock. As additional consideration to the Company, the unit holders waived the past due interest and dividend payments owed. Total expenses associated with this conversion are $592,000.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

     The convertible debentures prohibit the Company from paying any dividends, other than the common stock dividend requirement of the preferred stock, while the debentures are outstanding. In December 1994, the Company issued 25,924 shares of restricted common stock as Convertible Preferred Stock dividends with a value of approximately $65,000. These dividends are at a rate of 8-3/4% and are in accordance with the private placements stated above.

     In January 1995, World Venture Trust, an unaffiliated company, loaned the Company $250,000. The loan bore interest at 10% and was due April 26, 1995 with a principal balance of $275,000. The loan was secured by the Company's real and personal property. The loan was convertible, at the option of the holder, after maturity, into 200,000 shares of the Company's common stock. The Company paid off this loan in September of 1995 with $275,000 in cash and issued the holder 15,745 restricted shares of the Company's common stock.

     In January 1995, Realecon, a California Corporation, loaned the Company $125,000 and advanced an additional $75,000 in March 1995. The loan bore interest at 12% and was due July 16, 1995. The amount due at maturity was $235,000. The loan was secured against certain receivables of the Company and required principal and interest payments equal to $1,000 per timeshare interval sold. In consideration of the loan, the Company issued Realecon 10,000 restricted shares of the Company's common stock. The Company paid off this loan in June of 1995.

     In March 1995, the Company obtained a $245,000 loan from an independent third party, the proceeds of which were principally used in the construction of the museum. The loan bore interest at 6% and was due March 31, 1996. The loan was convertible, at the holders option, into the Company's restricted common stock at a rate of $1.00 per share. In August 1995 the holder converted the indebtedness into 245,000 shares.

     In October 1995, the Company raised additional financing through a Regulations S offering under the Securities Act of 1933 (the Act). The Company sold 300,000 shares of the Company's common stock for net proceeds of approximately $225,000. The offering of shares was directed solely to persons who are not residents of the United States. The offer was for a maximum of 2,666,666 shares at $.75 per share. The shares were not registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. In addition the shares were subject to a minimum six month restriction on transfer.

     In December 1995, the Company commenced a Regulation D offering under the Act. At December 31, 1995 the Company sold 50,000 units at a $1.00 per unit price, consisting of one share of the Company's common stock and one warrant to purchase one share of common stock. Subsequent to year end, an additional 150,000 units of this offering have been sold. The offering of shares was directed solely to persons who met the definition of "Accredited Investor" set forth in Rule 501(A) of Regulation D promulgated under the Act. The Company offered a maximum of 3,000,000 units (the Unit), each Unit consisting of one share of common stock and one warrant to purchase one share of common stock at $1.00 per share.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

(5)  Due to Affiliates

          Due to affiliates at December 31, 1995 consists of the following:

          Accounts payable to the Chairman of the Board of Directors
              of the Company                                         $  838,000
          Unsecured loans payable, without interest, due on demand       78,000
                                                                     ----------

                        Total due to affiliates                      $  916,000
                                                                     ==========

     During 1995, a $201,000 loan from a related party was forgiven and included in other income.

(6)  Leases

     (a)  Lessee

          DRHC is obligated under various capital leases for certain hotel furniture and equipment that expire at various dates during the next five years. At December 31, 1995, the gross amount of property and equipment and related accumulated amortization recorded under capital leases is as follows:


               Furniture and equipment                 $     1,154,000
               Less accumulated amortization                  (644,000)
                                                       ---------------
                                                       $       510,000
                                                       ===============

          Amortization of assets held under capital leases is included in depreciation and amortization expense. The Company entered into a lease agreement during 1993 for the Hotel's sign under terms classified as an operating lease. The lease is for a five year period and provides for monthly payments of approximately $8,000, representing principal only. Rent expense for the years ended December 31, 1995 and 1994 aggregated $99,000 and $130,000, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

          Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments, as of December 31, 1995 are:


                                                             Capital        Operating
                                                             Leases          Leases
                                                           ----------       ---------
          Year ending December 31:
                1996                                       $  578,000         99,000
                1997                                          176,000         99,000
                1998                                           81,000         74,000
                1999                                           14,000             --
                                                           ==========     ==========

                        Total minimum lease payments          849,000        272,000
                                                                          ==========
          Less amount representing interest (at rates
              ranging from 10% to 17.5%)                     (161,000)
                                                           ----------

          Present value of net minimum capital lease
               payments                                    $  688,000
                                                           ==========

     (b)  Lessor

          The Company leases the casino and bar operations under agreements classified as operating leases, as follows:

          The Company leases approximately 6,000 square feet of its facility to an unaffiliated third party operator for purposes of operating a casino. The lease is for a four-year period beginning July 1993, with extensions available for an unspecified number of successive one-year periods. Rental income is $175 per slot machine per month but not less than $30,625 in any one month, reduced by 10% until the Company is fully operating two restaurants. Rental income was $502,000 and $472,000 for the years ended December 31, 1995 and 1994, respectively. Included in the lease is a provision whereby between July 1994 and June 1996 the Company has the right to terminate the lease. In exchange, the Company would have to pay the lessee an amount equal to the remaining book value of the slot machines, one-half of the lessee's capitalized expenditures related to the casino operations, and reimburse the lessee for renovations made to the casino area. The Company served the operator with a termination notice in February 1996 and requested that the operator cease operations effective June 30, 1996. On March 31, 1996, the operator discontinued its gaming operations on the property and subsequently filed a lawsuit against the Company.

          The restaurant and bar and liquor sales operations were leased to an affiliate under a lease that commenced in April 1994 and was terminated in August of 1996.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

(7)  Income Taxes

     Income tax benefit attributable to losses from continuing operations differed from the amount computed by applying the federal income tax rate of 34% to pretax loss from operations as a result of the following:

       Computed "expected" tax benefit                         $ 2,925,000

       Reduction in income tax benefit resulting from:
           Change in the valuation allowance for deferred
             tax assets                                         (2,925,000)
                                                               -----------

                                                               $       --
                                                               ===========

     Prior to March 8, 1994, DRHC was taxed as an S Corporation and HPL as a C Corporation. The S Corporation losses incurred prior to that date are not eligible to be carried over by the Company. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

       Deferred tax assets:
           Net operating loss carry forward                   $ 4,104,000
           Allowance for doubtful accounts                         (5,000)
           Less valuation allowance                            (4,099,000)
                                                              -----------

                     Total net deferred tax assets            $        --
                                                              ===========

     At December 31, 1995 the Company has net operating loss  carry-forwards for
     federal  income  tax  purposes  of  approximately   $18,000,000  which  are
     available to offset future federal taxable income, if any, through 2010.

(8)  Liquidity and Going Concern

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's recurring losses from operations, working capital deficiency, debt service obligations, and defaults on various agreements raise substantial doubt about the consolidated entity's ability to continue as a going concern. Management of the Company is seeking additional sources of financing to reduce its debt service obligations and is implementing cost control measures to increase the cash flow of the Company. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has entered into an agreement to sell substantially all of the assets of the Company (see Note 11). The sale of the Hotel to ILX Incorporated (ILX) is subject to the approval of the Company's shareholders, a standard due diligence investigation by ILX, receipt of any necessary governmental approvals, and satisfaction of various other conditions. The Company anticipates that the closing will occur in the first quarter of 1997; however, there can be no assurance that the closing will occur.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

     On June 28, 1994, the Nevada Real Estate Board granted DRRI its permanent timeshare license. The Company continues to allocate substantial resources to developing the timeshare operations. Through December 31, 1995, 1,082 timeshare units have been sold, proceeds from which total $7,353,000.

(9)  Commitments and Contingencies

     The Company finances a significant portion of its timeshare sales. To facilitate the sale of timeshares the Company has obtained a $25,000,000 (increased to $35,000,000 at March 31, 1995) commitment from Bennett Funding International, Ltd. (Bennett) whereby Bennett purchases timeshare notes receivable from the Company with recourse, and subject to its credit criteria, and advances the Company 85% of the amount financed. Generally, the Company receives at least a 10% down payment from the purchaser and finances the remaining 90% with Bennett. At December 31, 1995 the Company had utilized and was contingently liable for approximately $4,967,000 of this commitment.

     On January 25, 1994, DRHC entered into an agreement with Raymax Production, Ltd. (Raymax), a company wholly owned by the chairman of the board of directors, to provide entertainment services for the remainder of the chairman's life for $50,000 per month. On March 9, 1995, this agreement was amended. Under the agreement, the chairman was to perform in the showroom at the Property for a minimum of 30 weeks per year and perform other managerial and promotional services. As compensation for her performance services Raymax was to receive $25,000 per weekly performance (the Weekly Performance Fee). Under the agreement Raymax also was to receive annually 10% of the Company's net profits (as defined in the agreement) for her non-entertainment services. Raymax had the right to take a non-refundable monthly draw against the net profits equal to the difference between $60,000 and the Weekly Performance Fees for such month, up to a maximum outstanding draw of $1,000,000. If the draw taken for any year exceeds the 10% net profits for such year, such excess would be carried forward as a non-refundable advance against future net profits earned under the agreement. Raymax also was to receive reimbursement of reasonable business and travel expenses. Under the agreement, the Company is required to carry life insurance on the chairman in the amount of $10,000,000 for the benefit of the Company. During 1994, the Company had advanced $455,000 to Raymax against future amounts owed under this agreement, all of which were outstanding at December 31, 1995. The Company is currently in default of this agreement due to non-payment. As of December 31, 1995, the Company was in arrears approximately $795,000 pursuant to the agreement. In November 1996, Raymax delivered a notice to the Company terminating this agreement. Ms. Reynolds has agreed to render showroom and other services on an "at will" basis, terminable anytime. The terms relating to Ms. Reynolds services are the same as specified in the terminated agreement except that as to all unpaid past and future sums due Ms. Reynolds, the Company shall pay interest at a rate of prime plus 2%.

     Effective March 9, 1995, the Company entered into an agreement with Ms. Reynolds and Raymax under which Ms. Reynolds was to grant the Company the exclusive, perpetual, non-transferable license: (i) to display Ms. Reynolds' extensive Hollywood memorabilia collection at the Company's Hollywood Movie Museum; and (ii) to use the name, photograph, likeness and signature of Ms. Reynolds for the promotion of the Company and its operations. In consideration for the license, the Company was to agree to issue 400,000 shares of restricted common stock to Raymax and to insure, maintain and house the

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES
     memorabilia. As additional consideration for the license, upon Ms. Reynolds' death, the Company will pay to her heirs and/or assigns annually, 10% of the net profits of the Company (as defined in the agreement) in perpetuity. The Company was in default of the agreement with Ms. Reynolds. In November 1996, Raymax delivered a notice to the Company terminating this agreement.

     Also on March 9, 1995, the Company entered into an agreement with Hollywood Motion Picture and Television Museum, a non-profit organization (Hollywood), which is the owner of an extensive memorabilia collection which is displayed in the Museum. The Company has agreed to insure, maintain and house the memorabilia. The Company will pay $50,000 per year to Hollywood until the construction costs of the Museum have been recouped from the Museum profits, at which time the annual payments will increase to $100,000. The payments may be made in cash or in movie memorabilia.

     On February 14, 1994, DRHC entered into an employment agreement with an individual to serve as general manager of the Hotel for a period of five years. As compensation for services performed, the employee will receive an annual salary of $150,000. The employee will also receive a bonus calculated as 2% of DRHC's hotel operation net profits, as defined, which excludes timeshare operations. Additionally, this employee has been granted stock options to purchase 275,000 shares of the Company's restricted common stock, which vest ratably per diem and are exercisable at $3.00 per share for five years from the vesting date. In May 1995, the Company terminated this contract with the employee and entered into a modified contract. The modified contract with DRMC was for the period June 1995 through May 1996. Under this contract the employee served as Chief of Operations for the Debbie Reynolds Hotel for a term of one year and received annual base compensation of $80,000. The employee also received a $30,000 payment as additional consideration from the new contract. As of December 31, 1995, the employee is fully vested into his stock options to purchase 275,000 shares of the Company's common stock exercisable at $3.00 per share. During 1996, the Company granted options to purchase an additional 25,000 shares of the Company's common stock exercisable at $1.00 per share. In September 1996, the employee and the Company mutually terminated his employment.

     On December 7, 1995, the Company entered into Management Consulting Agreements with two unrelated third party consultants. Pursuant to these agreements, the Company issued 750,000 options to purchase shares of the Company's common stock at $.75 per share in exchange for an anticipated eight months of consulting services. These options were exercised by the consultants through the issuance of two short term promissory notes payable with an aggregate principal value of $563,000. Subsequent to the issuance of the shares, the consultants defaulted on these notes.

     The Company is involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters has been evaluated and those claims considered probable and estimable have been accrued for. As of December 31, 1995, the Company has accrued $450,000 for these claims.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

(10) Stock Plans

     In June 1994, the Board of Directors of the Company adopted the 1994 Employee Stock Compensation Plan (Plan) for all full-time and part-time employees and consultants and advisors to the Company. The Company reserved an aggregate of 1,000,000 shares of the Company's common stock for issuance under the 1994 Plan. The number of shares granted to an individual is at the discretion of the Board of Directors of the Company. As of December 31, 1995, 560,000 shares have been granted under the Plan.

     In June 1994, the Board of Directors adopted the 1994 Stock Option Plan (Option Plan) for officers, directors and key employees, approved by shareholders at the November 1994 Annual Shareholders meeting. The Company has reserved an aggregate of 2,000,000 shares of the Company's common stock for issuance under the 1994 Plan. The Option Plan includes options intended to qualify as incentive stock options, non-qualified options, and formula plan options which are non-discretionary and will be granted annually to the disinterested directors of the Company. As of December 31, 1995, the Company has issued options to purchase 190,000 shares of common stock with an exercise price of $4 per share. The options, which vest immediately, expire on October 10, 1999. As of December 31, 1995, none of these options have been exercised.

(11) Subsequent Event

     On October  30,  1996,  the  Company  entered  into an  agreement  with ILX
     Incorporated (ILX), an Arizona Corporation, for the purchase of substantially all of the assets of the Company for the purchase price of $16,800,000. The purchase price will be payable to the Company in cash, assumption of existing mortgage debt, and issuance of unrestricted ILX common stock. Under the ILX Agreement, immediately after the closing, ILX has agreed to lease certain of the hotel facilities to Debbie Reynolds and/or a designee (the Hotel Facilities Lease). The Hotel Facilities Lease is expected to be for a term of 99 years, with a monthly lease payment of approximately $150,000, and will include the showroom, the museum, the gift shop, the vacant casino space, the back bar and certain joint areas. The sale of the Hotel to ILX is subject to the approval of the Company's shareholders, a standard due diligence investigation by ILX, receipt of any necessary governmental approvals, and satisfaction of various other conditions. The Company anticipates that the closing will occur in the first quarter of 1997; however, there can be no assurance that the closing will occur.

     In August 1996, the Company obtained a $500,000 loan from an unrelated third party, the proceeds of which were principally used to reduce past due tax obligations and reduce trade payable debt. The loan bears interest at 12% and has a $550,000 principal balance due November 1, 1996. This loan is secured with a fourth mortgage on the Company's property and with certain of the Company's receivables. In connection with the financing the Company granted the unrelated third party warrants to acquire 260,000 shares of the Company's common stock at an exercise price of $.70 per share. On October 18, 1996, the unrelated third party agreed to extend the maturity date to February 1, 1997. In consideration for the extension, the Company reduced the unrelated third party exercise price on the warrants to acquire 260,000 share of the Company's common stock from $.70 per share to $.22 per share.