Form 10QSB
period 1996-03-31
REYNOLDS DEBBIE HOTEL & CASINO INC
filed 1997-02-12
CIK 790934

================================================================================


                                   FORM 10-QSB

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)


__X__ Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


                      For the quarter ended March 31, 1996

                                       or

______ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the Transition period from ____________ to ______________


Commission File Number         0-18864


                      DEBBIE REYNOLDS HOTEL & CASINO, INC.
             (Exact Name of Registrant as specified in its charter)

           Nevada                                                88-0335924
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


              305 Convention Center Drive, Las Vegas, Nevada 89109
               (Address of principal executive offices - Zip Code)

                                 (702) 734-0711
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, Former address, or former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

1.   YES               NO     X
          -----             -----

2.   YES    X          NO
          -----             -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

12,556,931 common shares were outstanding as of February 5, 1997.

================================================================================

This filing consisting of 15 sequentially numbered pages. The exhibit index is located at sequentially numbered page 13.

                                   Form 10-QSB
================================================================================


                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                Form 10-QSB for the Quarter ended March 31, 1996


                                Table of Contents
                                -----------------


                                                                           Page
                                                                           ----

PART I.       FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements

                Consolidated Balance Sheets:
                   As of March 31, 1996 (unaudited) and December 31, 1995     3

                Unaudited Consolidated Statement of Operations:
                   For the three months ended March 31, 1996 and 1995         4

                Unaudited Consolidated Statements of Cash Flows:
                   For the three months ended March 31, 1996 and 1995         5

                Notes to Consolidated Financial Statements                    6

    Item 2.   Management's Discussion and Analysis or Plan of Operation       9



PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings                                              11

    Item 2.   Changes in Securities                                          12

    Item 3.   Defaults Upon Senior Securities                                13

    Item 4.   Submission of Matters to a Vote of Security Holders            13

    Item 5.   Other Information                                              13

    Item 6.   Exhibits and Reports on Form 8-K                               13



SIGNATURES                                                                   14

                                   Form 10-QSB
================================================================================


Part  I.      Item  1.       Financial Statements


                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                           Consolidated Balance Sheets

                      March 31, 1996 and December 31, 1995

                                                                                                   March 31,           December 31,
                                  Assets                                                            1996                   1995
                                                                                                 ------------          ------------
Current assets:                                                                                  (Unaudited)
    Cash and cash equivalents                                                                    $     -0-             $    172,000
    Restricted cash                                                                                    88,000               152,000
    Accounts receivable                                                                             1,301,000             1,451,000
    Inventories and Other                                                                             590,000               729,000
                                                                                                 ------------          ------------
           Total current assets                                                                     1,979,000             2,504,000
                                                                                                 ------------          ------------

Land and building                                                                                   7,073,000             7,073,000
Furniture and equipment                                                                             3,921,000             3,361,000
                                                                                                 ------------          ------------
                                                                                                   10,994,000            10,434,000
Less accumulated depreciation                                                                       2,374,000             1,996,000
                                                                                                 ------------          ------------
           Net property and equipment                                                               8,620,000             8,438,000
                                                                                                 ------------          ------------
Other assets:
    Due from affiliates                                                                               497,000               545,000
    Deposits and other                                                                                308,000               442,000
                                                                                                 ------------          ------------
           Total assets                                                                          $ 11,404,000          $ 11,929,000
                                                                                                 ============          ============

                   Liabilities and Shareholders' Equity
Current liabilities:
    Bank overdraft                                                                               $     88,000          $    -0-
    Current maturities of long-term debt and capital lease obligations                              7,919,000             8,078,000
    Accounts payable and accrued liabilities                                                        3,563,000             2,967,000
    Accrued legal claims                                                                              450,000               450,000
     Due to affiliates                                                                              1,239,000               916,000
     Timeshare deposits                                                                                88,000               152,000
                                                                                                 ------------          ------------
           Total current liabilities                                                               13,347,000            12,563,000
Long-term debt and capital lease obligations, net of current maturities                               228,000               250,000
                                                                                                 ------------          ------------
           Total liabilities                                                                       13,575,000            12,813,000
                                                                                                 ------------          ------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.0001 par value.  Authorized 50,000,000 shares,
      2,000,000 designated Series AA, 319,844 issued and outstanding
                                                                                                           --                    --
    Common stock, $.0001 par value.  Authorized 25,000,000 shares,                                      1,000                 1,000
      11,684,070 and 11,484,070 shares issued and outstanding,
      respectively
      Additional paid-in capital                                                                   14,291,000            14,141,000
    Stock subscribed                                                                                  300,000               300,000
    Deferred compensation                                                                            (300,000)             (300,000)
    Accumulated deficit                                                                           (16,463,000)          (15,026,000)
                                                                                                 ------------          ------------
           Total shareholders' equity (deficiency)                                                 (2,171,000)             (884,000)
                                                                                                 ------------          ------------
           Total liabilities and shareholders' equity                                            $ 11,404,000          $ 11,929,000
                                                                                                 ============          ============

                                  Page 3 of 15

                                   Form 10-QSB
================================================================================

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                      Consolidated Statements of Operations

                   Three months ended March 31, 1996 and 1995

                                   (Unaudited)

                                                                 1996            1995
                                                             ------------    ------------
Revenue:
    Timeshare                                                $    326,000    $  1,099,000
    Rooms                                                         751,000         712,000
    Showroom                                                      189,000         485,000
    Museum                                                        121,000            --
    Food & Beverage                                               275,000            --
    Other                                                         224,000         202,000
                                                             ------------    ------------
           Total revenue                                        1,886,000       2,498,000
                                                             ------------    ------------

Operating expenses:
    Timeshare                                                     262,000       1,012,000
    Rooms                                                         309,000         422,000
    Showroom                                                      451,000         715,000
    Museum                                                         84,000            --
    Food & Beverage                                               409,000            --
    General and administrative, Facilities and Other costs      1,092,000       1,178,000
    Depreciation and amortization                                 378,000         219,000
                                                             ------------    ------------
           Total operating expenses                             2,985,000       3,546,000
                                                             ------------    ------------

           Loss from operations                                (1,099,000)     (1,048,000)
                                                             ------------    ------------

Other income (expense):
    Interest expense                                             (338,000)       (375,000)
                                                             ------------    ------------
           Total other income (expense)                          (338,000)       (375,000)
                                                             ------------    ------------

Net loss                                                     $ (1,437,000)   $ (1,423,000)
                                                             ============    ============


Loss per weighted-average common and common share
  equivalents outstanding:
                                                             $       (.12)   $       (.17)
      Net loss per share                                     ============    ============


      Weighted-average number of common shares and common
        share equivalents outstanding                          11,655,181       8,093,904
                                                             ============    ============

                                   Form 10-QSB
================================================================================

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                      Consolidated Statements of Cash Flows

                   Three months ended March 31, 1996 and 1995

                                   (Unaudited)

                                                                   1996           1995
                                                               -----------    -----------
Cash flows from operating activities:
    Net loss for the period                                    $(1,437,000)   $(1,423,000)
    Adjustments to reconcile net income to net cash provided
      by (used in)  operations                                   1,609,000      1,068,000
                                                               -----------    -----------
           Net cash used in operating activities                   172,000       (355,000)
                                                               -----------    -----------

Cash flows from investing activities:
    Purchases of property and equipment                           (560,000)      (774,000)
                                                               -----------    -----------
           Net cash used in investing activities                  (560,000)      (774,000)
                                                               -----------    -----------

Cash flows from financing activities:
    Additional investments from shareholder                        150,000           --
    Net increase In long-term debt                                 (22,000)     1,143,000
                                                               -----------    -----------
           Net cash provided by financing activities               128,000      1,143,000
                                                               -----------    -----------

Net increase (decrease) in cash                                   (260,000)        14,000

Cash at beginning of period                                        172,000        112,000
                                                               -----------    -----------

Cash at end of period                                          $   (88,000)   $   126,000
                                                               ===========    ===========



Supplemental disclosures of cash flow information:
    Interest paid on borrowings                                $   338,000    $   375,000
                                                               ===========    ===========



Supplemental disclosures of noncash investing and financing activities:

    During 1995, the Company issued 814,806 shares of common stock with a fair market value of approximately $1,233,000 for consulting and other services rendered.

    During 1995, the Company completed the construction of its timeshare units and transferred all unsold units with a cost of $557,000 into inventory.

    During 1995, the Company issued 696,120 shares of common stock through conversion of 348,060 shares of preferred stock.

    During 1995, the Company issued 696,120 shares of common stock valued at $1,566,000 through conversion of debt.

                                   Form 10-QSB
================================================================================


                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                     Notes to Unaudited Financial Statements

                      March 31, 1996 and December 31, 1995


(1)  Basis of Presentation

     (a)  Corporate Organization

          The accompanying consolidated financial statements include the accounts of Debbie Reynolds Hotel & Casino, Inc., formerly Halter Venture Corporation (Halter) and its wholly-owned subsidiaries Debbie Reynolds Management Company, Inc., formerly Debbie Reynolds Hotel & Casino, Inc. (DRMC) and Debbie Reynolds Resorts, Inc. (DRRI) (collectively the Companies). The December 31, 1995 balance sheet data was derived from audited financial statements of Debbie Reynolds Hotel & Casino, Inc., but does not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Annual Report on Form 10-KSB when reviewing the interim financial results presented herein. All intercompany accounts and transactions have been eliminated in consolidation.

          In the opinion of management, the accompanying unaudited interim financial statements are prepared in accordance with the instructions on Form 10-QSB and contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 1996.

     (b)  Description of Business

          The Company's operations consist primarily of the hotel operations of DRMC and the timeshare operations of Debbie Reynolds Resorts, Inc. ("DRRI"), a wholly-owned subsidiary of DRMC. DRMC owns and operates the Debbie Reynolds Hotel & Casino (the "Hotel"), a gift shop, the Hollywood Motion Picture Museum, a restaurant and bar and a showroom located on Convention Center Drive in Las Vegas, Nevada. DRMC leased the restaurant to Celebrity Restaurants, Inc., a company wholly-owned by Ms. Reynolds, until August 1, 1996 at which time DRMC was granted a liquor license from Clark County and commenced operating the bar and the restaurant. Until the Company received approval for its own liquor license, Celebrity accommodated the Company by undertaking and operating the restaurant and bar under its liquor license. The Company's operations, through DRRI, also consist of the sale of timeshare units in the Debbie Reynolds Hotel. DRRI obtained a permanent timeshare license on June 28, 1994. In addition, DRMC and its management have pending applications filed for a gaming license from the Nevada gaming authorities; however, there can be no assurance that such license will be granted. Due to the Company's poor capital structure and acting on the advice of counsel, the Company requested the Nevada Gaming Authorities to place a hold on processing its pending gaming applications until its capital structure substantially improves. Prior to March 31, 1996, the Company


================================================================================
                                  Page 6 of 15

                                   Form 10-QSB
================================================================================


                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

               Notes to Unaudited Financial Statements, Continued


          leased space to a third party for the operation of a casino. The Company served the operator with a termination notice in February 1996 pursuant to the terms of the lease agreement, because the Company was losing money on a monthly basis. The Company requested Jackpot to cease operations as of June 30, 1996. On March 31, 1996 the operator discontinued its gaming operations on the property, removed all of its gaming equipment and subsequently filed a lawsuit against DRHC. [See
          Item 3 - Legal Proceedings]

          On October 30, 1996 the Company entered into an Agreement for Purchase and Sale with ILX Incorporated ("ILX") under which ILX will purchase the Debbie Reynolds Hotel & Casino (the "Hotel"), including all of the Hotel's real and personal property and the Hotel's timeshare operations (the "ILX Agreement"). ILX is a publicly-held corporation based in Phoenix Arizona which principally owns, operates and markets resort properties in Arizona, Florida, Indiana and Mexico. The purchase price for the Hotel is $16,800,000, which will consist of 3,750,000 "free-trading" shares of ILX common stock valued for purposes of the transaction at $2.00 per share, $4,200,000 in cash and $5,100,000 in assumption of mortgage indebtedness. The market value of ILX's common stock has recently been substantially less than $2.00 per share. When the market value of ILX's common stock reduces so does the negotiated purchase price. Under the ILX agreement, immediately after the closing, ILX has agreed to lease certain of the hotel facilities to Debbie Reynolds and /or a designee (the "Hotel Facilities Lease"). The Hotel Facilities Lease is expected to be for a term of 99 years, with a monthly lease payment to be determined. Although the ILX Agreement specifies monthly payments of approximately $150,000, it is unlikely the Lease would be profitable at that rate and there is no guarantee that ILX will agree to an acceptable lower figure. The Hotel Facilities Lease is expected to include the showroom, the museum, the gift shop, the vacant casino space, the back bar and certain joint areas. In addition, in consideration for use of her name and likeness, and associated goodwill and other services, Debbie Reynolds will receive a percentage of the net profit of any timeshare project at the Hotel pursuant to a Timeshare Profit Agreement. Ms. Reynolds will also participate in future activities of the Hotel and other ILX business activities, pursuant to the Debbie Reynolds Participation Agreement. As a condition precedent to the sale, ILX has requested Debbie
          Reynolds to enter into an agreement with Red Rock Collection Incorporated, a wholly owned subsidiary of ILX. Subsequently, Ms. Reynolds and Todd Fisher have entered into agreements with Red Rock Collections Incorporated. The sale of the Hotel to ILX is subject to the approval of the Company's shareholders, a standard due diligence investigation by ILX, receipt of any necessary governmental approvals, and satisfaction of various other conditions. The Company anticipates that the closing will occur early in the second quarter of 1997; however, there can be no assurance that the closing will occur.

          The Company's recurring losses from operations, its working capital deficiency, its shareholders equity deficiency, its significant debt service obligations and its default with respect to various agreements raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain additional financing to finance its working capital deficit


================================================================================
                                  Page 7 of 15

                                   Form 10-QSB
================================================================================


                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

               Notes to Unaudited Financial Statements, Continued


          until such time as cash flows from operations are sufficient to finance the Company's operations, including the Company's proposed casino operations. If the sale under the ILX Agreement is not consummated, the Company may need to seek protection under the Federal bankruptcy laws. In order for the Company to continue to operate until the sale under the ILX Agreement is consummated, the Company has obtained a $1,100,000 loan as interim financing which will be used primarily to fund its operations and to pay off certain defaulted indebtedness.

          Debbie Reynolds and Raymax Productions, LTD, ("Raymax"), a corporation wholly-owned by Ms. Reynolds, terminated their services agreement with the Company in November 1996 due to the Company's default under the agreement. Raymax has agreed to render showroom and other services on an "at will" basis, terminable anytime. In addition, in November 1996 Ms. Reynolds terminated her License Agreement with the Company with respect to her Hollywood memorabilia collection and her name and likeness due to the Company's defaults. Also, Hollywood Motion Picture and Television Museum, a non-profit organization, has terminated its License Agreement with the Company with respect to its Hollywood memorabilia collection due to the Company's defaults, effective January 1997.

          The  Company's   principal   executive  offices  are  located  at  305
          Convention Center Drive, Las Vegas, Nevada 89109 and its telephone number is (702) 734-0711.


(2)  Capital Stock Transactions

     See (Item 2) Management's Discussion and Analysis, (2) Liquidity and Capital Resources, for additional discussions of the Company's capital stock transactions.


(3)  Contingencies

     The Company is involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters has been evaluated and those claims considered probable and estimable have been accrued for. As of March 31, 1996 the Company has accrued $450,000 for these claims.

     See Part II (Other Information), Item 1 (Legal Proceedings) for lawsuits filed against the Company.


================================================================================
                                  Page 8 of 15

                                   Form 10-QSB
================================================================================


PART  I.  ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                     PLAN OF OPERATIONS


(1)  Overview

     The accompanying consolidated financial statements include the accounts of Debbie Reynolds Hotel & Casino, Inc. (the Company), formerly Halter Venture Corporation (Halter) and its present wholly-owned subsidiaries, Debbie Reynolds Management Company, Inc., formerly Debbie Reynolds Hotel & Casino, Inc. (DRMC) and its wholly-owned subsidiary, Debbie Reynolds Resorts, Inc.
     (DRRI). The accompanying consolidated financial statements reflect the historical operations of DRMC and DRRI.


(2)  Liquidity and Capital Resources

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

     In August 1995, the Company obtained a $2,865,000 loan from Bennett Funding International, LTD., the proceeds of which were principally used to pay off existing debt and for general corporate purposes, which includes the $340,000 advanced to the Company in May of 1995 and $525,000 advanced in February of 1995. The loan bears interest at 14% and is due August 23, 1999. The loan is secured by the Company's real and personal property. Ms. Reynolds has personally guaranteed this loan. As of January 1997, this loan is in due to non-payment of interest.

     Commencing in December 1995, the Company obtained additional financing through a Regulation D offering under the Securities Act of 1933 (the "Act"). The Company sold 200,000 units, consisting of 200,000 shares of the Company's common stock and 200,000 warrants to purchase one share of common stock at $1.00, totalling net proceeds of approximately $182,000. The offering of shares was directed solely to persons who met the definition of "Accredited Investor" set forth in rule 501(A) of Regulation D promulgated under the Act. The Company offered a maximum of 3,000,000 Units, (the "Unit"), each unit consisting of one share of Common Stock and one warrant to purchase one share of common stock at $1.00 per share. As of December 31, 1995 the Company sold $50,000 pursuant to the offering and in the first quarter 1996 the remaining $150,000 was sold.

     In May 1996, the Company offered all holders of the Company's units issued pursuant to the Company's private placement memorandum dated March 25, 1994 the opportunity to convert the Series AA Preferred Stock and Debentures constituting part of the units into restricted shares of the Company's common stock. Each Series AA Preferred Stock and Debenture converted into one share of the Company's common stock at the reduced conversion prices of $1.10. The total dollar amount converted from Series AA Preferred Stock and Debentures was $884,000 which converted into 803,636 shares of the Company's common stock. As additional consideration, the Company reduced the conversion price for each Series AA Preferred Stock and Debenture issued pursuant to the Private Placement Memorandum dated November 17, 1994 to $2.25. As additional


================================================================================
                                  Page 9 of 15

                                   Form 10-QSB
================================================================================

Part  II.  Other Information, Continued


     consideration to the Company, the unit holders waived the past due interest and dividend payments owed.

     In August 1996, the Company obtained a $500,000 loan from Gregory Orman, an independent third party, the proceeds of which were principally used to reduce past due tax obligations, reduce trade payable debt and also allowed the Company to engage its auditors. The loan bears interest at 12% and has $550,000 principal balance due November 1, 1996. This loan is secured with a forth mortgage and with certain of the Company's receivables. In connection with the financing the Company granted Orman warrants to acquire 260,000 shares of the Company's common stock at an exercise price of $.70 per share. On October 18, 1996, Orman agreed to extend the maturity date to February 1, 1997. In consideration for the extension the Company reduced Orman's exercise price on the warrants to acquire 260,000 shares of the Company's common stock from $.70 per share to $.22 per share. In addition, Debbie Reynolds and Todd Fisher have personally guaranteed this loan.

     In February 1997, the Company obtained a $1,100,000 loan from Galt Capital, an affiliate of Gregory Orman, an independent third party, the proceeds of which were principally used to payoff the second mortgage that was in default, reduce past due tax obligations, reduce trade payable debt and will be used as interim financing to fund the Company's operations until the sale under the ILX Agreement is consummated. The loan bears interest at 12% and has $1,100,000 principal balance due June 5, 1997. This loan is secured pursuant to an assignment of TPM Holding, Inc. second Deed of trust, Loan Agreement and Promissory Note dated December 1994 and is secured by a $573,000 first deed of trust placed against real property owned by Selden Enterprises, ("Selden"), an affiliate of Ms. Reynolds and Todd Fisher. In addition, Debbie Reynolds and Todd Fisher have personally guaranteed this loan. The Company will issue Selden 500,000 shares of its common stock as consideration for allowing the deed of trust to be placed on its real property. The Company will also issue Ms. Reynolds 500,000 shares of its common stock in consideration of her personal guarantee and in consideration of numerous past uncompensated guarantees provided by Ms. Reynolds as well as Ms. Reynolds continued efforts on behalf of the Company. In connection with the financing the Company granted Orman three year warrants to acquire up to two percent (2%) of the Company's fully diluted common stock, currently the warrants represent approximately 260,000 shares, at an exercise price of $.22 per share. The warrants are anti-dilutive for a period of eighteen months.

     As of January 1997, the Company is currently in default under the following obligations: the Bennett Management & Development ("BMD") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BMD mortgage had a principal balance of approximately $2,115,000 plus accrued interest outstanding at March 31, 1996; the Bennett Funding International, Ltd. ("BFI") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BFI mortgage had a principal balance of approximately $2,865,000 plus accrued interest outstanding at March 31, 1996; and the Company is in default on its unsecured subordinated debentures due to non-payment of monthly interest, the holders have the right to accelerate immediately and make demand on the entire outstanding principal balance.

     On October 30, 1996 the Company entered into an Agreement for Purchase and Sale with ILX Incorporated ("ILX") under which ILX will purchase the Debbie Reynolds Hotel & Casino (the "Hotel"), including all of the Hotel's real and personal property and the Hotel's timeshare operations (the "ILX Agreement"). The sale of the Hotel to ILX is subject to the approval of the Company's shareholders, a standard due diligence investigation by ILX, receipt of any necessary


================================================================================
                                  Page 10 of 15

                                   Form 10-QSB
================================================================================

Part  II.  Other Information, Continued

     governmental approvals, and satisfaction of various other conditions. The Company anticipates that the closing will occur early in the second quarter of 1997; however, there can be no assurance that the closing will occur. (See Part I - Note 1 (b) for a more complete description of the ILX Agreement).

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

     The Company had a working capital deficiency of $11,368,000 at March 31, 1996, compared with a working capital deficiency of $10,059,000 at December 31, 1995, an increase of $1,309,000. This increase is attributable to the Company continuing to incur a substantial operating loss during the first quarter of 1996.


(3)  Revenues

     Revenues for the quarter ended March 31, 1996 totaled $1,886,000 as compared to $2,498,000 for the quarter ended March 31, 1995, representing an 24% decrease for 1996. This decrease is attributable, in large part, to the decrease of $773,000 in timeshare sales for the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. The decrease in timeshare revenue for the first quarter of 1996 can be attributed to the restructuring of the timeshare sales operation. Showroom revenues for the period ending March 31, 1996 totaled $189,000 as compared to $485,000 for the quarter ended March 31, 1995. The decrease in showroom revenue for the first quarter of 1996 can be attributed to the showroom featuring other shows instead of Ms. Reynolds' show.

     The loss from operations for the first quarter ended March 31, 1996 totaled $1,099,000 as compared to a $1,048,000 loss for the first quarter 1995. Timeshare sales during the first quarter of 1996 were not sufficient to generate substantial profits due to the seasonality of the business and the restructuring of the sales operation. Additionally, the Company incurred considerable showroom operating expenses which resulted in the showroom generating a loss of $262,000 for the quarter ended March 31, 1996. The net loss for the quarter ended March 31, 1996 totaled $1,437,000 as compared to $1,423,000 for the quarter ended March 31, 1995.


(4)  Interest Expense

     Interest expense decreased from $375,000 for the three months ended March 31, 1995 to $338,000 for three months ended March 31, 1996 as a result of the conversion of various debt into equity and the repayment of other debt through timeshare sales.


================================================================================
                                  Page 11 of 15

                                   Form 10-QSB
================================================================================


Part  II.  Other Information


Item  1.  Legal Proceedings

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


================================================================================
                                  Page 12 of 15

                                   Form 10-QSB
================================================================================

Part  II.  Other Information, Continued


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


Item 2.   Changes in Securities

          None


Item 3.   Defaults Upon Senior Securities

          The Company is in default in respect to the payment of interest on its 8-3/4% senior subordinated convertible debentures due in October 1996 and November 1998. The total amount of the default as of March 31, 1996 is approximately $100,000.

          As of January 1997, the Company is currently in default under the following obligations: the Bennett Management & Development ("BMD") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BMD mortgage had a principal balance of approximately $2,115,000 plus accrued interest outstanding at March 31, 1996; the Bennett Funding International, Ltd. ("BFI") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BFI mortgage had a principal balance of approximately $2,865,000 plus accrued interest outstanding at March 31, 1996; the TPM Holding, Inc.,
          ("TPM"), mortgage was in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the TPM mortgage was assigned to Galt Capital in February 1997. (See Part I -
          Item 2 Management Discussion and Analysis (2) liquidity and Capital resources for a more complete details of the Galt Capital mortgage).


Item 4.   Submission of Matters to a Vote of Security Holders

          None


Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

================================================================================
                                  Page 13 of 15

                                   Form 10-QSB
================================================================================

Part  II.  Other Information, Continued

          (b)  Reports on Form 8-K

               During the quarter ended March 31, 1996 the Registrant filed the following reports on Form 8-K:

               None


================================================================================
                                  Page 14 of 15

                                   Form 10-QSB
================================================================================

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                         DEBBIE REYNOLDS HOTEL & CASINO, INC.





                                         By:   /S/  Todd Fisher
                                            ------------------------------------
                                            Todd Fisher, Chief Executive Officer





Date: February 5, 1997



                                         By:   /S/  Todd Fisher
                                            ------------------------------------
                                            Todd Fisher, Chief Financial Officer


================================================================================