Form 10QSB
period 1996-06-30
REYNOLDS DEBBIE HOTEL & CASINO INC
filed 1997-02-12
CIK 790934

================================================================================
                                   FORM 10-QSB

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

__X__ Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 1996

                                       or

______ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the Transition period from ____________ to ______________

Commission File Number 0-18864

                       DEBBIE REYNOLDS HOTEL & CASINO,INC.

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

1.       YES  ______  NO  X______

2.       YES  X_____  NO  _______

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

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                 Form 10-QSB for the Quarter ended June 30, 1996

                                Table of Contents

                                                                         Page
                                                                         ----

PART I.       FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements

        Consolidated Balance Sheets:
           As of June  30, 1996 (unaudited) and December 31, 1995           3

        Unaudited Consolidated Statement of Operations:
           For the six months ended June 30, 1996 and 1995                  4

        Unaudited Consolidated Statement of Operations:
           For the three months ended June 30, 1996 and 1995                5

        Unaudited Consolidated Statements of Cash Flows:
           For the six months ended June 30, 1996 and 1995                  6

        Notes to Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis or Plan of Operation          10

PART II       OTHER INFORMATION

    Item 1. Legal Proceedings                                              13

    Item 2. Changes in Securities                                          14

    Item 3. Defaults Upon Senior Securities                                14

    Item 4. Submission of Matters to a Vote of Security Holders            14

    Item 5. Other Information                                              14

    Item 6. Exhibits and Reports on Form 8-K                               15



SIGNATURES                                                                 16

                                   Form 10-QSB
================================================================================

Part  I.      Item  1.       Financial Statements


                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                           Consolidated Balance Sheets

                       June 30, 1996 and December 31, 1995

                                                                             June 30,      December 31,
                                  Assets                                       1996            1995
                                                                          ------------    -------------
Current assets:                                                           (Unaudited)
    Cash and cash equivalents                                             $    -0-        $    172,000
    Restricted cash                                                             81,000         152,000
    Accounts receivable                                                      1,179,000       1,451,000
    Inventories and Other                                                      529,000         729,000
                                                                          ------------    ------------
           Total current assets                                              1,789,000       2,504,000
                                                                          ------------    ------------

Land and building                                                            7,095,000       7,073,000
Furniture and equipment                                                      3,832,000       3,361,000
                                                                          ------------    ------------
                                                                            10,927,000      10,434,000
Less accumulated depreciation                                                2,751,000       1,996,000
                                                                          ------------    ------------
           Net property and equipment                                        8,176,000       8,438,000
                                                                          ------------    ------------
Other assets:
    Due from affiliates                                                        479,000         545,000
    Deposits and other                                                         388,000         442,000
                                                                          ------------    ------------
           Total assets                                                   $ 10,832,000    $ 11,929,000
                                                                          ============    ============

                   Liabilities and Shareholders' Equity
Current liabilities:
    Bank overdraft                                                        $     45,000    $     -0-
    Current maturities of long-term debt and capital lease obligations       7,402,000       8,078,000
    Accounts payable and accrued liabilities                                 4,075,000       2,967,000
    Accrued legal claims                                                       450,000         450,000
     Due to affiliates                                                       1,520,000         916,000
     Timeshare deposits                                                         81,000         152,000
                                                                          ------------    ------------
           Total current liabilities                                        13,573,000      12,563,000
Long-term debt and capital lease obligations, net of current maturities        211,000         250,000
                                                                          ------------    ------------
           Total liabilities                                                13,784,000      12,813,000
                                                                          ------------    ------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.0001 par value.  Authorized 50,000,000 shares,
      2,000,000 designated Series AA, 217,844 issued and outstanding                --              --
    Common stock, $.0001 par value.  Authorized 25,000,000 shares,               1,000           1,000
      12,522,831 and 11,484,070 shares issued and outstanding,
      respectively
      Additional paid-in capital                                            14,984,000      14,141,000
    Stock subscribed                                                           300,000         300,000
    Deferred compensation                                                     (300,000)       (300,000)
    Accumulated deficit                                                    (17,937,000)    (15,026,000)
                                                                          ------------    ------------
           Total shareholders' equity (deficiency)                          (2,952,000)       (884,000)
                                                                          ------------    ------------
           Total liabilities and shareholders' equity                     $ 10,832,000    $ 11,929,000
                                                                          ============    ============

                                   Form 10-QSB
================================================================================

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                      Consolidated Statements of Operations

                     Six months ended June 30, 1996 and 1995

                                   (Unaudited)

                                                                   1996           1995
                                                             --------------  --------------
Revenue:
    Timeshare                                                $    669,000    $  2,394,000
    Rooms                                                       1,346,000       1,305,000
    Showroom                                                      916,000         960,000
    Museum                                                        248,000         184,000
    Food & Beverage                                               477,000            --
    Other                                                         355,000         398,000
                                                             ------------    ------------
           Total revenue                                        4,011,000       5,241,000
                                                             ------------    ------------

Operating expenses:
    Timeshare                                                     504,000       1,749,000
    Rooms                                                         606,000         837,000
    Showroom                                                    1,380,000       1,309,000
    Museum                                                        172,000         105,000
    Food & Beverage                                               902,000            --
    General and administrative, Facilities and Other costs      1,774,000       2,243,000
    Depreciation and amortization                                 755,000         511,000
                                                             ------------    ------------
           Total operating expenses                             6,093,000       6,754,000
                                                             ------------    ------------

           Loss from operations                                (2,082,000)     (1,513,000)
                                                             ------------    ------------

Other income (expense):
    Interest expense                                             (829,000)       (802,000)
                                                             ------------    ------------
           Total other income (expense)                          (829,000)       (802,000)
                                                             ------------    ------------

Net loss                                                     $ (2,911,000)   $ (2,315,000)
                                                             ============    ============

Loss per weighted-average common and common share equivalents outstanding:

     Net loss per share                                      $       (.24)   $       (.28)
                                                             ============    ============

      Weighted-average number of common shares and common
        share equivalents outstanding                          11,943,114       8,112,063
                                                             ============    ============

                                   Form 10-QSB
================================================================================

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                      Consolidated Statements of Operations
                    Three months ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                   1996          1995
                                                             -------------   --------------
Revenue:
    Timeshare                                                $    343,000    $  1,295,000
    Rooms                                                         595,000         593,000
    Showroom                                                      727,000         475,000
    Museum                                                        127,000         184,000
    Food & Beverage                                               202,000            --
    Other                                                         131,000         196,000
                                                             ------------    ------------
           Total revenue                                        2,125,000       2,743,000
                                                             ------------    ------------

Operating expenses:
    Timeshare                                                     242,000         737,000
    Rooms                                                         297,000         415,000
    Showroom                                                      929,000         594,000
    Museum                                                         88,000         105,000
    Food & Beverage                                               493,000            --
    General and administrative, Facilities and Other costs        682,000       1,065,000
    Depreciation and amortization                                 377,000         292,000
                                                             ------------    ------------
           Total operating expenses                             3,108,000       3,208,000
                                                             ------------    ------------

           Loss from operations                                  (983,000)       (465,000)
                                                             ------------    ------------

Other income (expense):
    Interest expense                                             (491,000)       (427,000)
                                                             ------------    ------------
           Total other income (expense)                          (491,000)       (427,000)
                                                             ------------    ------------

Net loss                                                     $ (1,474,000)   $   (892,000)
                                                             ============    ============

Loss per weighted-average common and common share equivalents outstanding:

     Net loss per share                                      $       (.12)   $       (.11)
                                                             ============    ============

      Weighted-average number of common shares and common
          share equivalents outstanding                        12,227,882       8,130,222
                                                             ============     ===========

                                   Form 10-QSB
================================================================================

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1996 and 1995
                                   (Unaudited)

                                                            1996          1995
                                                       ------------   --------------

Cash flows from operating activities:
    Net loss for the period                            $(2,911,000)   $(2,315,000)
    Adjustments to reconcile net income to net cash
     provided by (used in) operations                    3,054,000      1,668,000
                                                       -----------    -----------
           Net cash used in operating activities           143,000       (647,000)
                                                       -----------    -----------

Cash flows from investing activities:
    Purchases of property and equipment                   (471,000)      (998,000)
                                                       -----------    -----------
           Net cash used in investing activities          (471,000)      (998,000)
                                                       -----------    -----------

Cash flows from financing activities:
    Additional investments from shareholder                150,000           --
    Net increase In long-term debt                         (39,000)     1,568,000
                                                       -----------    -----------
           Net cash provided by financing activities       111,000      1,568,000
                                                       -----------    -----------

Net increase (decrease) in cash                           (217,000)       (77,000)

Cash at beginning of period                                172,000        112,000
                                                       -----------    -----------

Cash at end of period                                  $   (45,000)   $    35,000
                                                       ===========    ===========

Supplemental disclosures of cash flow information:
    Interest paid on borrowings                        $   829,000    $   802,000
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
  In May 1996, the Company issued 378,182 shares of common stock through conversion of 104,000 shares of preferred stock.
  In May 1996, the Company issued 425,455 shares of common stock valued at $486,000 through conversion of debt.

                                   Form 10-QSB

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                    Notes to Unaudited Financial Statements,
                       June 30, 1996 and December 31, 1995

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

================================================================================
                                  Page 8 of 16

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

(3) Contingencies

     The Company is involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters has been evaluated and those claims considered probable and estimable have been accrued for. As of June 30, 1996 the Company has accrued $450,000 for these claims.

     See Part II (Other Information), Item 1 (Legal Proceedings) for lawsuits filed against the Company.
================================================================================
                                  Page 9 of 16

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

     As of January 1997, the Company is currently in default under the following obligations: the Bennett Management & Development ("BMD") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BMD mortgage had a principal balance of approximately $2,115,000 plus accrued interest outstanding at June 30, 1996; the Bennett Funding International, Ltd. ("BFI") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BFI mortgage had a principal balance of approximately $2,865,000 plus accrued interest outstanding at June 30, 1996; and the Company is in default on its unsecured subordinated debentures due to non-payment of monthly interest, the holders have the right to accelerate immediately and make demand on the entire outstanding principal balance.

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

================================================================================
                                 Page 11 of 16

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

     The Company had a working capital deficiency of $11,784,000 at June 30, 1996, compared with a working capital deficiency of $10,059,000 at December 31, 1995, an increase of $1,725,000. This increase is attributable to the company continuing to incur substantial operating losses during the six months ended June 30, 1996.

(3) Revenues

     Revenues for the quarter ended June 30, 1996 totaled $2,125,000 as compared to $2,743,000 for the quarter ended June 30, 1995, representing an 22.5% decrease for 1996. This decrease is attributable, in large part, to the decrease of $952,000 in timeshare sales for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. The decrease in timeshare revenue for the second quarter of 1996 can be attributed to the continued restructuring of the timeshare sales operation.

     The loss from operations for the second quarter ended June 30, 1996 totaled $983,000 as compared to a $465,000 loss for the second quarter 1995. Timeshare sales during the second quarter of 1996 continued to be not sufficient to generate substantial profits due to the continued restructuring of the sales operation. Additionally, the Company incurred considerable showroom operating expenses which resulted in the showroom generating a loss of $202,000 for the quarter ended June 30, 1996. The restaurant operation continued to incur substantial operating losses. During the second quarter ended June 30, 1996, the restaurant generated a loss of $291,000. The Company is currently restructuring the restaurant operation to reduce the operating loss. The net loss for the quarter ended June 30, 1996 totaled $1,474,000 as compared to $892,000 for the quarter ended June 30, 1995. Included in the net loss for the quarter ended June 30, 1996 was approximately $235,000 of expense related to the conversion of debt into equity.

     Revenues for the six months ended June 30, 1996 totaled $4,011,000 as compared to 5,241,000 for the six months ended June 30, 1995, representing an 23.5% decrease for 1996. This decrease is attributed, in large part, to the decrease of $1,725,000 in timeshare sales for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     The loss from operations for the six months ended June 30, 1996 totaled $2,082,000 as compared to $1,513,000 for the six months ended June 30, 1995. The Company incurred substantial showroom operating expenses which resulted in the showroom generating a loss of $464,000 for the six months ended June 30, 1996. The restaurant operation generated $425,000 in operating losses for
================================================================================

                                   Form 10-QSB
================================================================================

Part II. Other Information, Continued

     the period ended June 30, 1996. The net loss for the six months ended June 30, 1996 totaled $2,911,000 as compared to $2,315,000 for the six months ended June 30, 1995.

(4)  Interest Expense

     Interest expense increased from $802,000 for the six months ended June 30, 1995 to $829,000 for six months ended June 30, 1996 due to additional debt which was incurred and the increased interest rates associated the with loans in default.

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

================================================================================
                                 Page 13 of 16

                                   Form 10-QSB
================================================================================

Part II. Other Information, Continued

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

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          The Company is in default in respect to the payment of interest on its 8-3/4% senior subordinated convertible debentures due in October 1996 and November 1998. The total amount of the default as of June 30, 1996 is approximately $410,000.

          As of January 1997, the Company is currently in default under the following obligations: the Bennett Management & Development ("BMD") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BMD mortgage had a principal balance of approximately $2,115,000 plus accrued interest outstanding at June 30, 1996; the Bennett Funding International, Ltd. ("BFI") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BFI mortgage had a principal balance of approximately $2,865,000 plus accrued interest outstanding at June 30, 1996; the TPM Holding, Inc., ("TPM"), mortgage was in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the TPM mortgage was assigned to Galt Capital in February 1997. (See Part I - Item 2 Management Discussion and Analysis (2) liquidity and Capital resources for a more complete details of the Galt Capital mortgage).


Item 4.   Submission of Matters to a Vote of Security Holders

          None

================================================================================

                                   Form 10-QSB
================================================================================

Part II.  Other Information, Continued


Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               During the quarter ended June 30, 1996 the Registrant filed the following reports on Form 8-K:

               Current report on Form 8-K dated April 5, 1996,  reporting Item 5
               - Other Events.

               Current report on Form 8-K dated April 22, 1996, reporting Item 5
               - Other Events.


================================================================================
                                 Page 15 of 16

                                   Form 10-QSB
================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DEBBIE REYNOLDS HOTEL & CASINO, INC.

                                         By:/S/  Todd Fisher
                                            ----------------------------------
                                            Todd Fisher, Chief Executive Officer

Date: February 5, 1997

                                         By:/S/  Todd Fisher
                                            ----------------------------------
                                            Todd Fisher, Chief Financial Officer

================================================================================