Form 10QSB
period 1996-09-30
REYNOLDS DEBBIE HOTEL & CASINO INC
filed 1997-02-13
CIK 790934

================================================================================

                                   FORM 10-QSB


                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549



(Mark One)



__X__ Quarterly Report Under Section 13 or 15 (d)of the Securities Exchange Act of 1934


                    For the quarter ended September 30, 1996



                                       or



______   Transition Report Pursuant to Section 13 or 15 (d) of the Securities
          Exchange Act of 1934



                 For the Transition period from ____________  to  ______________



Commission File Number         0-18864
                              ------------------------------------------


                      DEBBIE REYNOLDS HOTEL & CASINO, INC.


             (Exact Name of Registrant as specified in its charter)


         Nevada                                              88-0335924

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


Former name,Former address, or former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


1.       YES  ______  NO  X_______

2.       YES  X_____  NO  ________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:



Indicate the Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

12,556,931 common shares were outstanding as of February 5, 1997.

This filing consisting of 16 sequentially numbered pages. The exhibit index is located at sequentially numbered page 15.

================================================================================

                                   Form 10-QSB
================================================================================



                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

              Form 10-QSB for the Quarter ended September 30, 1996


                                Table of Contents

                                                                            Page
                                                                            ----

PART I.       FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets:
             As of September  30, 1996 (unaudited) and December 31, 1995       3

          Unaudited Consolidated Statement of Operations:
             For the nine months ended September 30, 1996 and 1995             4

          Unaudited Consolidated Statement of Operations:
             For the three months ended September 30, 1996 and 1995            5

          Unaudited Consolidated Statements of Cash Flows:
             For the nine months ended September 30, 1996 and 1995             6

          Notes to Consolidated Financial Statements                           7

Item 2. Management's Discussion and Analysis or Plan of Operation             10

PART II               OTHER INFORMATION

    Item 1            Legal Proceedings                                       13

    Item 2            Changes in Securities                                   14

    Item 3            Defaults Upon Senior Securities                         14

    Item 4            Submission of Matters to a Vote of Security Holders     14

    Item 5            Other Information                                       14

    Item 6            Exhibits and Reports on Form 8-K                        15

SIGNATURES                                                                    16

                                   Form 10-QSB
================================================================================

Part  I.Item  1.Financial Statements


                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                           Consolidated Balance Sheets

                    September 30, 1996 and December 31, 1995


                                                                             September 30,        December 31,
                                  Assets                                          1996                   1995
                                                                           ----------------      --------------
Current assets:                                                               (Unaudited)

    Cash and cash equivalents                                              $       111,000       $      172,000
    Restricted cash                                                                 11,000              152,000
    Accounts receivable                                                          1,515,000            1,451,000
    Inventories and Other                                                          496,000              729,000
                                                                          ----------------       --------------
           Total current assets                                                  2,133,000            2,504,000
                                                                          ----------------       --------------

Land and building                                                                7,095,000            7,073,000
Furniture and equipment                                                          3,806,000            3,361,000
                                                                          ----------------       --------------
                                                                                10,901,000           10,434,000
Less accumulated depreciation                                                    3,129,000            1,996,000
                                                                          ----------------       --------------
           Net property and equipment                                            7,772,000            8,438,000
                                                                          ----------------       --------------
Other assets:
    Due from affiliates                                                            480,000              545,000
    Deposits and other                                                             298,000              442,000
                                                                          ----------------       --------------
           Total assets                                                   $     10,683,000       $   11,929,000
                                                                          ================       ==============

                   Liabilities and Shareholders' Equity
Current liabilities:
    Current maturities of long-term debt and capital lease obligations           7,657,000            8,078,000
    Accounts payable and accrued liabilities                                     4,720,000            2,967,000
    Accrued legal claims                                                           450,000              450,000
    Due to affiliates                                                           1,726,000              916,000
    Timeshare deposits                                                             11,000              152,000
                                                                          ----------------       --------------
           Total current liabilities                                            14,564,000           12,563,000
Long-term debt and capital lease obligations, net of current maturities            198,000              250,000
                                                                          ----------------       --------------
           Total liabilities                                                    14,762,000           12,813,000
                                                                          ----------------       --------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.0001 par value.  Authorized 50,000,000 shares,
      2,000,000 designated Series AA, 217,844 issued and outstanding
                                                                                        --                   --
    Common stock, $.0001 par value.  Authorized 25,000,000 shares,                   1,000                1,000
      12,556,791 and 11,484,070 shares issued and outstanding,
      respectively
      Additional paid-in capital                                                15,005,000           14,141,000
    Stock subscribed                                                               300,000              300,000
    Deferred compensation                                                         (300,000)            (300,000)
    Accumulated deficit                                                        (19,085,000)         (15,026,000)
                                                                           ----------------      ---------------
           Total shareholders' equity (deficiency)                              (4,079,000)            (884,000)
                                                                           ----------------      ---------------
           Total liabilities and shareholders' equity                      $    10,683,000       $   11,929,000
                                                                           ================      ===============


                                  Page 3 0f 16

                                   Form 10-QSB
================================================================================
                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                      Consolidated Statements of Operations

                  Nine months ended September 30, 1996 and 1995

                                   (Unaudited)

                                                                                 1996                 1995
                                                                           ----------------    ----------------
Revenue:
    Timeshare                                                               $    1,501,000      $     3,078,000
    Rooms                                                                        1,780,000            1,919,000
    Showroom                                                                     1,211,000            1,416,000
    Museum                                                                         335,000              301,000
    Food & Beverage                                                                602,000                   --
    Other                                                                          437,000              704,000
                                                                            --------------      ---------------
           Total revenue                                                         5,866,000            7,418,000
                                                                            --------------      ---------------

Operating expenses:
    Timeshare                                                                      815,000            2,224,000
    Rooms                                                                          843,000            1,282,000
    Showroom                                                                     1,667,000            1,858,000
    Museum                                                                         238,000              223,000
    Food & Beverage                                                              1,121,000              468,000
    General and administrative, Facilities and Other costs                       2,946,000            3,163,000
    Depreciation and amortization                                                1,133,000              884,000
                                                                            --------------      ---------------
           Total operating expenses                                              8,763,000           10,102,000
                                                                            --------------      ---------------

           Loss from operations                                                 (2,897,000)          (2,684,000)
                                                                            ---------------     ----------------

Other income (expense):
    Interest expense                                                            (1,162,000)          (1,091,000)
                                                                            --------------      ----------------
           Total other income (expense)                                         (1,162,000)          (1,091,000)
                                                                            ---------------     ----------------

Net loss                                                                    $   (4,059,000)     $    (3,775,000)
                                                                            ===============     ================


Loss per weighted-average common and common share
  equivalents outstanding:
                                                                           $          (.33)     $          (.46)
                                                                           ================     ================
      Net loss per share

      Weighted-average number of common shares and common share
        equivalents outstanding                                                 12,147,682            8,171,970
                                                                           ================     ================

                                   Form 10-QSB
================================================================================

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                      Consolidated Statements of Operations

                 Three months ended September 30, 1996 and 1995

                                   (Unaudited)

                                                                                 1996                 1995
                                                                           ------------------   ------------------
Revenue:
    Timeshare                                                              $       832,000      $       684,000
    Rooms                                                                          434,000              614,000
    Showroom                                                                       295,000              431,000
    Museum                                                                          87,000              117,000
    Food & Beverage                                                                125,000     ----------------
    Other                                                                           82,000              331,000
                                                                            --------------     ----------------
           Total revenue                                                         1,855,000            2,177,000
                                                                            --------------     ----------------

Operating expenses:
    Timeshare                                                                      311,000              475,000
    Rooms                                                                          237,000              445,000
    Showroom                                                                       287,000              549,000
    Museum                                                                          66,000              118,000
    Food & Beverage                                                                219,000              468,000
    General and administrative, Facilities and Other costs                       1,172,000              920,000
    Depreciation and amortization                                                  378,000              373,000
                                                                            ---------------     ---------------
           Total operating expenses                                              2,670,000            3,348,000
                                                                            --------------      ---------------

           Loss from operations                                                   (815,000)          (1,171,000)
                                                                             --------------     ---------------

Other income (expense):
    Interest expense                                                              (333,000)            (289,000)
                                                                            -------------      ----------------
           Total other income (expense)                                           (333,000)            (289,000)
                                                                            ---------------     ----------------

Net loss                                                                    $   (1,148,000)     $    (1,460,000)
                                                                            ===============     ================


Loss per weighted-average common and common share
   equivalents outstanding:
                                                                           $          (.09)      $         (.18)
                                                                          =================      ===============
      Net loss per share

      Weighted-average number of common shares and common share
        equivalents outstanding                                                 12,550,147            8,289,830
                                                                          ================       ==============

                                   Form 10-QSB
================================================================================


                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                      Consolidated Statements of Cash Flows

                     Six months ended June 30, 1996 and 1995

                                   (Unaudited)

                                                                                 1996                 1995
                                                                           ------------------   ------------------
Cash flows from operating activities:
    Net loss for the period                                                  $  (4,059,000)     $    (3,775,000)
    Adjustments to reconcile net income to net cash provided
      by (used in)  operations                                                   4,345,000            1,675,000
                                                                             -------------      ----------------
           Net cash used in operating activities                                   286,000           (2,100,000)
                                                                             -------------      ----------------

Cash flows from investing activities:
    Purchases of property and equipment                                           (445,000)          (1,084,000)
                                                                             --------------     ----------------
           Net cash used in investing activities                                  (445,000)          (1,084,000)
                                                                             --------------     ----------------

Cash flows from financing activities:
    Additional investments from shareholder                                        150,000            2,218,000
    Net increase In long-term debt                                                 (52,000)             874,000
                                                                             --------------     ---------------
           Net cash provided by financing activities                                98,000            3,092,000
                                                                             --------------     ---------------

Net increase (decrease) in cash                                                    (61,000)             (92,000)

Cash at beginning of period                                                        172,000              112,000
                                                                             --------------     ---------------

Cash at end of period                                                        $     111,000      $        20,000
                                                                             =============      ===============

Supplemental disclosures of cash flow information:
    Interest paid on borrowings                                              $   1,162,000      $     1,091,000
                                                                             =============      ===============

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

                                  Page 6 0f 16

                                 Form 10-QSB
================================================================================

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                     Notes to Unaudited Financial Statements

                    September 30, 1996 and December 31, 1995


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

     (b)  Description of Business

          The Company's operations consist primarily of the hotel operations of DRMC and the timeshare operations of Debbie Reynolds Resorts, Inc. ("DRRI"), a wholly-owned subsidiary of DRMC. DRMC owns and operates the Debbie Reynolds Hotel & Casino (the "Hotel"), a gift shop, the Hollywood Motion Picture Museum, a restaurant and bar and a showroom located on Convention Center Drive in Las Vegas, Nevada. DRMC leased the restaurant to Celebrity Restaurants, Inc., a company wholly-owned by Ms. Reynolds, until August 1, 1996 at which time DRMC was granted a liquor license from Clark County and commenced operating the bar and the restaurant. Until the Company received approval for its own liquor license, Celebrity accommodated the Company by undertaking and operating the restaurant and bar under its liquor license. The Company's operations, through DRRI, also consist of the sale of timeshare units in the Debbie Reynolds Hotel. DRRI obtained a permanent timeshare license on June 28, 1994. In addition, DRMC and its management have pending applications filed for a gaming license from the Nevada gaming authorities; however, there can be no assurance that such license will be granted. Due to the Company's poor capital structure and acting on the advice of counsel, the Company requested the Nevada Gaming Authorities to place a hold on processing its pending gaming applications until its capital structure substantially improves. Prior to March 31, 1996, the Company

================================================================================
                                  Page 7 0f 16

                                 Form 10-QSB
================================================================================

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                     Notes to Unaudited Financial Statements,Continued


          leased space to a third party for the operation of a casino. The Company served the operator with a termination notice in Febrary 1996 pursuant to the terms of the lease agreement, because the Company was losing money on a monthly basis. The Company requested Jackpot to cease operations as of June 30, 1996. On March 31, 1996 the operator discontinued its gaming operations on the property, removed all of its gaming equipment and subsequently filed a lawsuit against DRHC. [See
          Item 3 - Legal Proceedings]

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

          The Company's recurring losses from operations, its working capital deficiency, its shareholders equity deficiency, its significant debt service obligations and its default with respect to various agreements raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain additional financing to finance its working capital deficit

================================================================================

                                 Form 10-QSB
================================================================================

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                Notes to Unaudited Financial Statements,Continued



          until such time as cash flows from operations are sufficient to finance the Company's operations, including the Company's proposed casino operations. If the sale under the ILX Agreement is not consummated, the Company may need to seek protection under the Federal bankruptcy laws. In order for the Company to continue to operate until the sale under the ILX Agreement is consummated, the Company has obtained a $1,100,000 loan as interim financing which will be used primarily to fund its operations and to pay off certain defaulted indebtedness. (See Part I - Item 2 Management Discussion and Analysis
          (2) liquidity and Capital resources for a more complete details of the Galt Capital mortgage).

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

          As of January 1997, the Company is currently in default under the following obligations: the Bennett Management & Development ("BMD") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BMD mortgage had a principal balance of approximately $2,115,000 plus accrued interest outstanding at September 30, 1996; the Bennett Funding International, Ltd. ("BFI") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BFI mortgage had a principal balance of approximately $2,865,000 plus accrued interest outstanding at September 30, 1996; and the Company is in default on its unsecured subordinated debentures due to non-payment of monthly interest, the holders have the right to accelerate immediately and make demand on the entire outstanding principal balance.

          On October 30, 1996 the Company entered into an Agreement for Purchase and Sale with ILX Incorporated ("ILX") under which ILX will purchase the Debbie Reynolds Hotel & Casino (the "Hotel"), including all of the Hotel's real and personal property and the Hotel's timeshare operations (the "ILX Agreement"). The sale of the Hotel to ILX is subject to the approval of the

================================================================================

                                Form 10-QSB
================================================================================

Part II.  Other Information, Continued

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

          The Company had a working capital deficiency of $12,291,000 at September 30, 1996, compared with a working capital deficiency of $10,059,000 at December 31, 1995, an increase of $2,232,000. This increase is attributable to the Company continuing to incur substantial operating losses during the nine months ended September 30, 1996.


     (3)  Revenues

          Revenues for the quarter ended September 30, 1996 totaled $1,855,000 as compared to $2,177,000 for the quarter ended September 30, 1995, representing an 14.8% decrease for 1996. This decrease is attributable, in large part, to the decrease in showroom revenue of $136,000 as compared to the quarter ended September 30, 1995 and the decrease in rooms revenue of $180,000 as compared to the quarter ended September 30, 1995. The decrease in showroom revenue is attributed to Ms. Reynolds not performing in the showroom. The decrease in rooms revenue is attributed to increased competition in the Las Vegas market.

          The loss from operations for the third quarter ended September 30, 1996 totaled $815,000 as compared to a $1,171,000 loss from operations for the third quarter ended 1995. Timeshare sales during the third quarter of 1996 continued not to be sufficient to generate substantial profits to cover the Company's operating losses. Additionally, the Company incurred considerable restaurant operating expenses which resulted in the restaurant generating a loss of $94,000 for the quarter ended September 30, 1996. The Company is currently restructuring the restaurant operation to reduce its operating loss. The net loss for the quarter ended September 30, 1996 totaled $1,148,000 as compared to $1,460,000 for the quarter ended September 30, 1995.

          Revenues  for  the  nine  months  ended  September  30,  1996  totaled
          $5,866,000 as compared to $7,418,000 for the nine months ended September 30, 1995, representing an 20.9% decrease for 1996. This decrease is attributed, in large part, to the decrease of $1,577,000 in timeshare sales for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

          The loss from operations for the nine months ended September 30, 1996 totaled $2,897,000 as compared to $2,684,000 for the nine months ended September 30, 1995. The Company incurred substantial showroom operating expenses which resulted in the showroom generating a loss of $636,000 for the nine months ended September 30, 1996. The restaurant operation generated

================================================================================

                                Form 10-QSB
================================================================================

     Part II. Other Information, Continued

          $519,000 in operating losses for the nine months ended September 30, 1996. The net loss for the nine months ended September 30, 1996 totaled $4,059,000 as compared to $3,775,000 for the nine months ended September 30, 1995.


     (4)  Interest Expense

          Interest expense increased from $1,091,000 for the nine months ended September 30, 1995 to $1,162,000 for nine months ended September 30, 1996 due to additional debt which was incurred and the increased interest rates associated the with loans in default.

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

================================================================================
                                 Page 13 0f 16

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

          In addition to the above mentioned lawsuits, their are numerous other lawsuits filed againstF the Company by certain of its vendors and other creditors. The Company believes that these lawsuits may be satisfied through payment of the indebtedness to the extent the Company's cash flow permits.

          Except as otherwise set forth above, the Company is unable to predict, at this time, the likelihood of the Company prevailing in the above lawsuits.


Item 2. Changes in Securities

          None

Item 3. Defaults Upon Senior Securities

          The Company is in default in respect to the payment of interest on its 8-3/4% senior subordinated convertible debentures due in October 1996 and November 1998. The total amount of the default as of September 30, 1996 is approximately $432,000.

          As of January 1997, the Company is currently in default under the following obligations: the Bennett Management & Development ("BMD") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BMD mortgage had a principal balance of approximately $2,115,000 plus accrued interest outstanding at September 30, 1996; the Bennett Funding International, Ltd. ("BFI") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BFI mortgage had a principal balance of approximately $2,865,000 plus accrued interest outstanding at September 30, 1996; the TPM Holding, Inc., ("TPM"), mortgage was in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the TPM mortgage was assigned to Galt Capital in February 1997. (See Part I -
          Item 2 Management Discussion and Analysis (2) liquidity and Capital resources for a more complete details of the Galt Capital mortgage).


Item 4.   Submission of Matters to a Vote of Security Holders

          None

================================================================================

                                Form 10-QSB

Item 5.  Other Information

         None


Item 6   Exhibits and Reports on Form 8-K

        (a)   Exhibits

              None

        (b)   Reports on Form 8-K

              During the quarter ended September 30, 1996 the Registrant filed the following reports on Form 8-K:


              None

================================================================================
                                 Page 15 0f 16

                                 Form 10-QSB8 PM
================================================================================




                                   SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            DEBBIE REYNOLDS HOTEL & CASINO, INC.





                                              By:               /S/  Todd Fisher
                                                               -----------------
                                            Todd Fisher, Chief Executive Officer





          Date: February 5, 1997



                                            By:                 /S/  Todd Fisher
                                                                ----------------
                                            Todd Fisher, Chief Financial Officer

================================================================================
                                 Page 16 0f 16

                                 Form 10-QSB




                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            DEBBIE REYNOLDS HOTEL & CASINO, INC.





                                        By:
                                            ------------------------------------
                                            Todd Fisher, Chief Executive Officer





Date:   ________________, 1995



                                       By:
                                            ------------------------------------
                                            Todd Fisher, Chief Financial Officer



================================================================================
                                  Page 16 of 16