Form 10KSB
period 1996-12-31
REYNOLDS DEBBIE HOTEL & CASINO INC
filed 1997-06-17
CIK 790934

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

                _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1996

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

                                   (1) Yes _X_ No ___
                                   (2) Yes _X_ No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

     The Company's revenues for its most recent fiscal year were $6,421,000. The aggregate market value of the voting stock held by nonaffiliates (based upon the average of the bid and asked price of these shares on the over-the-counter market) as of March 31, 1997 was approximately $2,272,000.

Class                                              Outstanding at March 31, 1997

Common Stock, $.0001 par value                     12,620,207 shares

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

     The Company's operations consist primarily of the hotel operations of DRMC and the timeshare operations of Debbie Reynolds Resorts, Inc. ("DRRI"), a wholly-owned subsidiary of DRMC. DRMC owns and operates the Debbie Reynolds Hotel & Casino (the "Hotel"), a gift shop, the Hollywood Motion Picture Museum, a restaurant and bar and a showroom located on Convention Center Drive in Las Vegas, Nevada. As an accommodation to DRMC, Celebrity Restaurant, Inc., a company wholly-owned by Ms. Reynolds, leased the restaurant from DRMC until August 1, 1996 at which time DRMC was granted a liquor license from Clark County and commenced operating the bar and the restaurant. The Company's operations, through DRRI, also consist of the sale of timeshare units in the Debbie Reynolds Hotel. DRRI obtained a permanent timeshare license on June 28, 1994. In addition, DRMC and its management have pending applications filed for a gaming license from the Nevada Gaming Authorities; however, there can be no assurance that such license will be granted. Due to the Company's poor capital structure and acting on the advice of counsel, the Company requested the Nevada Gaming

Authorities to place a hold on processing its pending gaming applications until its capital structure substantially improves. Prior to March 31, 1996, the Company leased space to a third party for the operation of a casino. The Company served the operator with a termination notice in February 1996, pursuant to the terms of the lease agreement. Under the lease agreement the Company was losing money on a monthly basis. The Company requested the operator to cease operations as of June 30, 1996. On March 31, 1996 the operator discontinued its gaming operations on the property, removed all of its gaming equipment and subsequently filed a lawsuit against DRHC. The Company believes that the operator committed material breaches of the lease agreement. [See Item 3 - Legal Proceedings]

On October 30, 1996 the Company entered into an Agreement for Purchase and Sale with ILX Incorporated ("ILX") under which ILX would purchase the Debbie Reynolds Hotel & Casino (the "Hotel"), including all of the Hotel's real and personal property and the Hotel's timeshare operations (the "ILX Agreement"). ILX is a publicly-held corporation based in Phoenix, Arizona which principally owns, operates and markets resort properties in Arizona, Florida, Indiana and Mexico. On May 15, 1997 ILX elected to cancel and terminate this Agreement. The Company and ILX continue to negotiate an alternative transaction. There is no guarantee that an alternative agreement will be reached.

     The Company's recurring losses from operations, its working capital deficiency, its shareholders equity deficiency, its significant debt service obligations and its default with respect to various agreements raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain additional financing to finance its working capital deficit until such time as cash flows from operations are sufficient to finance the Company's operations, including the Company's proposed casino operations. The Company may need to seek protection under the Federal bankruptcy laws in order to complete its plans.

     The Company's principal executive offices are located at 305 Convention Center Drive, Las Vegas, Nevada 89109 and its telephone number is (702) 734-0711.

     (b) Business of the Issuer.

     (b)(1),(2)  Principal  Products  or  Services;   Markets  and  Distribution
Methods.

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

     Hotel. The Debbie Reynolds Hotel includes 193 hotel rooms (of which 43 are being converted into timeshare units), approximately 6,000 square feet of vacant casino space which is currently filled with Hollywood memorabilia, the Hollywood Movie Museum, a 500 seat showroom, a full-service restaurant, a cocktail lounge and bar, one swimming pool and several hundred parking spaces. The Company offers its hotel rooms at modest prices (as of March 15, 1997, the average room rate was approximately $63.53). The Hotel's average occupancy rates were approximately 82%, 74% and 58% for the 1994, 1995 and 1996 fiscal years, respectively.

     Showroom. Ms. Reynolds' performances in the Company's 500-seat showroom are the primary draw for the Company's facilities and its timeshare sales. Through the Company's approximately $1,000,000 renovation, the showroom has state-of-the-art sound, staging and lighting. When Ms. Reynolds performs, she performs Monday through Friday in the early evenings. Generally other Las Vegas acts perform Monday through Saturday after Ms. Reynolds' show. When Ms. Reynolds is not performing, the showroom attracts other well-known Las Vegas entertainers. For the year ended December 31, 1996 the showroom averaged 82% occupancy for Ms. Reynolds' show with a ticket price of $39.95. When Ms. Reynolds does not perform, the showroom averages 30% to 50% occupancy at ticket prices ranging from $12.95 to $29.95.

     Museum. The Debbie Reynolds Hollywood Movie Museum is unique in that it houses two world class collections of authentic Hollywood movie memorabilia owned separately by Ms. Reynolds and the Hollywood Motion Picture and Television Museum, a non-profit organization, "Hollywood". The Museum is a highly technical multimedia presentation which combines the charm of a historical museum and the drama of a modern Hollywood screening room. The Museum has five stages, including three revolving stages, in a surrounding similar to a Hollywood screening room. The Museum has a walk-through portion where guests are able to see up close many pieces from Hollywood classics, such as Marilyn Monroe's dress from the "Seven Year Itch", among many others. Both collections are so extensive that the Museum is only able to display approximately 10% of the collections at any one time. The Company acquired the exclusive licenses to display both extensive collections of movie memorabilia pursuant to license agreements; however, both Ms. Reynolds License Agreement and Hollywood's License Agreement have been terminated for default (See below). Both continue on an "at will" basis terminable at any time. Under Hollywood's License Agreement the Company also licensed the rights to over 200 film clips from classic Hollywood films, most of which have received an Academy Award in some category. The Museum has a seating capacity of 79 people and runs 14 shows a day at an average ticket price of $7.95. The total costs to complete the Museum were approximately $2,700,000. See Part III, Item 10. "Executive Compensation," for a description of the license agreements.

     Restaurant and Bar. The restaurant and bar located in the Hotel were previously operated by Celebrity Restaurants, Inc. ("Celebrity"), a company wholly-owned by Ms. Reynolds, pursuant to an oral lease agreement which commenced in August 1994. This lease was undertaken by Celebrity as an accommodation to the Company because Celebrity held a liquor license and the Company did not. Under the lease agreement, Celebrity was required to pay the Company 8% of net income for the lease of the restaurant and bar and DRMC was obligated to cover the operating cash shortfalls of Celebrity's operations. On August 1, 1996 DRMC received a liquor license from Clark County and terminated the oral lease agreement. The restaurant and bar are currently operated by DRMC. The restaurant seats 150 people and is open for breakfast, lunch and dinner. As with its hotel accommodations, the food and beverage services provided by the restaurant and bar are moderately priced. The restaurant operations are not intended to be a profit center for the Company but the restaurant services are intended to be an attraction for the timeshare sales, the showroom and the museum and as a convenience for the hotel guests. See Part III, Item 12. "Certain Relationships and Related Transactions- Transactions of Debbie Reynolds Hotel & Casino, Inc. and Hamlett Production, Ltd.

     Gift Shop. Hollywood-themed souvenirs, collectibles and logoed merchandise are currently available in the gift shop. The gift shop occupies approximately 640 square feet of space on the property.

     Timeshare. The Company's timeshare operations are conducted through Debbie Reynolds Resorts, Inc. ("DRRI"), a subsidiary of DRMC. The operations of DRRI consist of the sale of timeshare units in the Debbie Reynolds Hotel. DRRI obtained a permanent timeshare license on June 28, 1994 and since then has aggressively pursued timeshare sales and the conversion of the timeshare units. Timeshares are sold in units of one week and entitle the purchaser thereof to use the hotel room for the period of time purchased each year. Each timeshare room in the hotel has 52 units, representing each week of the year. As of December 31, 1996, approximately 1,186 (53%) timeshare units have been sold. Unit prices have ranged from $6,000 to $10,000 depending upon the size and location of the hotel room. A minimum of 10% of the unit purchase price must be paid in cash, and the Company will arrange financing for qualified purchasers. The rooms that are not converted to timeshare units will continue to be used as hotel rooms. The Company is in the process of restructuring its timeshare division and currently is not actively selling timeshare units.

     The Company's timeshare units are listed with Interval International, an internationally-known timeshare network. The Company has a five-star red-room rating that it has been given by Interval International. The timeshare renovations include extending the balconies and enclosing them in glass. The rooms are decorated with new furniture and new color schemes. The cost of timeshare conversion is approximately $18,500 per room. The Company was marketing its timeshare units through on-site tours, telemarketing and an off premises preview center.

     Casino. Until March 31, 1996 the gaming operations of the casino were owned and operated by Jackpot Enterprises, Inc. ("Jackpot"), pursuant to a lease agreement. Under the lease, Jackpot paid a fixed monthly rent to the Company based on the number of slot and video poker machines and blackjack tables located in the casino. Prior to March 31, 1996 the casino consisted of 183 such machines located in the casino and two blackjack tables. Under the lease the Company had the option to buy-out the remaining term of the lease based on the value of the machines and other considerations. . The Company served the operator with a termination notice in February 1996, pursuant to the terms of the lease agreement. Under the lease agreement the Company was losing money on a monthly basis. The Company requested the operator to cease operations as of June 30, 1996. On March 31, 1996 the operator discontinued its gaming operations on the property, removed all of its gaming equipment and subsequently filed a lawsuit against DRHC. The Company believes that the operator committed material breaches of the lease agreement. [See Item 3 - Legal Proceedings]. Since March 31, 1996 there have been no gaming operations on the property.

     In connection with the leased casino's gaming activities, the Company adhered to a policy of stringent controls in compliance with the standards set by the Nevada Gaming Authorities. See "Regulation and Licensing" under (b)(9) below.

     The Company and its management have pending applications for a gaming license filed with the Nevada Gaming Authorities; however, there can be no assurance that such license will be granted. Due to the Company's poor capital structure and acting on the advice of counsel, the Company requested the Nevada Gaming Authorities to place a hold on processing its pending gaming applications until its capital structure substantially improves. If the Company is unable to secure its own gaming license, the Company will consider entering into another lease agreement with a licensed casino operator. See "Need for Governmental Approval" under (b)(8) below.

     Consulting Agreements.

     During 1995, the Company extended the business consulting agreement with MBL, an unaffiliated company, under which the consultant agreed to provide the Company with business and strategic planning consulting services for a total of 12 months in consideration of the issuance a total of 250,000 shares of the Company's Common Stock under a Registration Statement on Form S-8 filed by the Company.

     During 1995, the Company entered into a business consulting agreement with Miron Lesham, an unaffiliated person, under which the consultant agreed to provide the Company with business and strategic planning consulting services which contract extended for 12 months in consideration of the issuance of 35,000 shares of the Company's Common Stock under a Registration Statement on Form S-8 filed by the Company.

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

     On August 27, 1996, the Company retained Royce Warren as an independent contractor to render services on an advisory and consultant basis with respect to various matters relating to future casino operations of the Company. Compensation and expenses are paid in a flat fee of $2,000 per month.

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

     (b)(5) Raw Materials and Principal Suppliers. Not applicable.

     (b)(6) Significant Customers. Not applicable.

     (b)(7) Patents and Licenses. The Company previously licensed the exclusive, perpetual, non-transferable rights to display Ms. Reynolds' and Hollywood's extensive collection of movie memorabilia and to use the name, photograph, likeness and signature of Ms. Reynolds for the promotion of the Company and its operations. Both of these licenses are significant to the Company's business; however, both of these licenses have been terminated by the respective licensors and are currently in effect on an "at will" basis terminable at any time. No assurances can be made that the licensor will not terminate at any time. See
Part III, Item 10, "Executive Compensation" for a description of these licenses.

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

     (b)(9) Effect of Governmental Regulations.

     As of the date of this report, the Company does not have a gaming license and no gaming activities are conducted on its properties; however, the following discussion is included since the Company has pending applications for a gaming license filed with the Nevada Gaming Authorities. Due to the Company's poor capital structure and acting on the advice of counsel, the Company requested the Nevada Gaming Authorities to place a hold on processing its pending gaming applications until its capital structure substantially improves.

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

     The Company has pending applications filed with the Nevada Gaming Authorities for various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada; however, there can be no assurance that a gaming license will be granted. Due to the Company's poor capital structure and acting on the advice of counsel, the Company requested the Nevada Gaming Authorities to place a hold on processing its pending gaming applications until its capital structure substantially improves. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company, if licensed, will be registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. Individuals may have to obtain licenses and approvals from the Nevada Gaming Authorities becoming a stockholder of, or receive any percentage of profits from, the Company.

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

     (b)(12)Employees. As of March 31, 1997, the Company employed a total of 103 employees; 85 of whom are full-time employees, including its 2 executive officers, 10 managers and 9 security personnel. The Company occasionally employs part-time workers as needed. None of the Company's employees are currently covered by any collective bargaining agreement, although the International Alliance Theatrical Stage Employees ("IATSE") is attempting to organize the Star Theater and Movie Museum stage crew..

Item 2. Description of Properties.

     The Debbie Reynolds Hotel & Casino is situated on a 6.13 - acre site just off of the Las Vegas Strip between the Stardust Hotel and the Las Vegas Convention Center. It includes 193 hotel rooms (43 of which are licensed for timeshare sales), approximately 6,000 square feet of vacant casino space, a 500-seat showroom, a 79-seat museum, a full-service restaurant, a cocktail lounge and bar, one swimming pool and several hundred parking spaces. These facilities total approximately 210,380 square feet.

     As of March 29, 1997 the Company had a total of approximately $7,194,000 in mortgages encumbering its real and personal property, including the Hotel and real property located at 305 Convention Center Drive, Las Vegas, Nevada. See
Part II, Item 6 "Management's Discussion and Analysis or Plan of Operations" for a description of these mortgages.

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

     On April 21, 1997 Maxim Financial Profit Sharing Plan, filed a lawsuit in the United States District Court, District of Colorado, against the Company and others, alleging breach of contract, intentional fraud, Securities Violations and Recission. The plaintiff is seeking damages in excess of $75,000.

     In addition to the above mentioned lawsuits, their are numerous other lawsuits filed against the Company by certain of its vendors and other creditors. The Company believes that these lawsuits may be satisfied through payment of the indebtedness to the extent the Company's cash flow permits.

     Except as otherwise set forth above, the Company is unable to predict, at this time, the likelihood of the Company prevailing in the above lawsuits.
However, the Company has recorded a provision for estimated losses from litigation of $890,000.

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

                                            High bid            Low bid
                                            ---------------------------
  1/1/95 -   3/31/95                         $4.50                1.13
  4/1/95 -   6/30/95                          3.00                1.75
  7/1/95 -   9/30/95                          3.00                2.63
 10/1/95 -  12/31/95                          2.75                 .63

  1/1/96 -   3/31/96                          1.44                 .75
  4/1/96 -   6/30/96                          1.19                 .54
  7/1/96 -   9/30/96                          1.13                 .57
 10/1/96 -  12/31/96                           .94                 .35

     On March 19, 1997, the reported bid and asked prices for the Registrant's Common Stock were $.16 and .19, respectively.

     (a)(2) Not applicable.

     (b) On March 27, 1997 the Registrant had approximately 579 holders of record of its Common Stock which does not include holders whose shares were held in street name.

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

Liquidity and Capital Resources:

     As of December 31, 1996, the Company had a working capital deficit of $13,790,000 compared to a working capital deficit of $10,059,000 at December 31, 1995. As of December 31, 1996, the Company had a stockholder's deficiency of $6,329,000 as compared to a stockholder's deficiency of $884,000 as of December 31, 1995. In addition, as of December 31, 1996, the Company is in default in the payment of the following indebtedness: principal and interest payments on mortgages, principal and interest payment on debentures, payroll taxes of approximately $1,063,000, and property taxes, operating taxes, equipment leases and various other accounts payable and accrued liabilities aggregating approximately $3,643,000. During the year ended December 31, 1996, cash and cash equivalents decreased by $172,000.

Financings

     During 1996, the Company's long-term debt increased from $8,328,000 at December 31, 1995 to $8,688,000 at December 31, 1996.

     In March 1994 the Company obtained a $2,500,000 loan from Bennett Management & Development Corp. ("Bennett"), the proceeds of which were used to replace an existing mortgage on the Debbie Reynolds Hotel & Casino of $2,090,000 and the balance of $410,000 was used for working capital. The loan bears interest at 13% per annum and is due on March 15, 1997. The loan requires monthly payments of interest and payments of $1,200 per timeshare unit sold to be applied to accrued interest and principal. In consideration of the loan the Company issued to Bennett 25,000 shares of its Common Stock. Ms. Reynolds executed a personal guarantee with respect to the loan. As of December 31, 1996 the principal amount outstanding was reduced to approximately $2,249,000. This loan has matured and is in default.

     In June 1994 the Company and its subsidiaries obtained a $1,000,000 loan from TPM Holdings, Inc. ("TPM"), and Source Capital Corporation ("Source"), both unaffiliated with the Company. The loan bore interest at 13% per annum and was due on June 7, 1996. The loan required monthly payments of interest and payments of $1,000 per timeshare unit sold to be applied to accrued interest and principal. The loan was secured by the Company's real and personal property, including the Debbie Reynolds Hotel & Casino. As of December 31, 1995 the principal amount outstanding was reduced to approximately $151,000 and the loan was paid off in July 1996.

     In December 1994 TPM Holdings, Inc. and Source Capital Corporation loaned the Company an additional $1,100,000. The loan bears interest at a rate equal to the greater of four percent over the prime rate or 12%, and was due on November 15, 1996. The loan requires monthly payments of interest and payments of between $100 and $1,500 per timeshare unit sold, depending on the actual number of units sold, to be applied to accrued interest and principal. The loan is secured by the Company's real and personal property, including the Debbie Reynolds Hotel & Casino. The principal amount outstanding on the loan as of December 31, 1996 was approximately $511,000. This loan was paid off in February 1997.

     The Company allows purchasers to finance a significant portion of its timeshare sales. To facilitate the sale of timeshares the Company obtained a $25,000,000 (increased to $35,000,000 at March 31, 1995) commitment from Bennett Funding International, Ltd. ("Bennett") whereby Bennett purchases timeshare paper from the Company with recourse, subject to its credit criteria, and advances the Company 85% of the amount financed. Generally, the Company receives at least a 10% down payment from the purchaser and finances the remaining 90% with Bennett. At December 31, 1996 the Company had utilized and was contingently liable for approximately $2,824,000 of this commitment.

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

     In February 1995, the Company obtained a $525,000 loan from Bennett, the proceeds of which were principally used in the construction of the museum and for general corporate purposes. The loan bears interest at 13% and was originally due and payable March 22, 1997. The loan is secured by the Company's real and personal property.

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

     In May 1995, the Company obtained a $340,000 loan from Bennett, the proceeds of which were principally used for general corporate purposes. The loan bears interest at 13% and was originally due and payable March 22, 1997. The loan is secured by the Company's real and personal property.

     In August 1995, the Company obtained a $2,865,000 loan from Bennett Funding International, LTD., the proceeds of which were principally used to pay off existing debt and for general corporate purposes, which included the $340,000 advanced to the Company in May of 1995 and $525,000 advanced in February of 1995. The loan bears interest at 14% and is due August 23, 1999. The loan is secured by the Company's real and personal property. This loan is personally guaranteed by Ms. Reynolds.

     In October 1995, the Company raised additional financing through a Regulation S offering under the Securities Act of 1933 (the "Act"). The Company sold 300,000 shares of the Company's common stock totalling net proceeds of approximately $225,000. The offering of shares was directed solely to persons who were not residents of the United States. The Company offered a maximum of 2,666,666 shares at $.75 per share. The shares were not registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. In addition the shares were subject to a minimum six month restriction on transfer.

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

     In May 1996, the Company offered all holders of the Company's units issued pursuant to the Company's private placement memorandum dated March 25, 1994 the opportunity to convert the Series AA Preferred Stock and Debentures constituting part of the units into restricted shares of the Company's common stock. Each Series AA Preferred Stock and Debenture converted into one share of the Company's common stock at the reduced conversion prices of $1.10 per share. The total dollar amount converted from Series AA Preferred Stock and Debentures was $884,000 which converted into 803,637 shares of the Company's common stock. As additional consideration, the Company reduced the conversion price for each Series AA Preferred Stock and Debenture issued pursuant to the Private Placement Memorandum dated November 17, 1994 to $2.25. As additional consideration to the Company, the unit holders waived the delinquent interest and dividend payments owed.

     In August 1996, the Company obtained a $500,000 loan from Gregory Orman, a third party, the proceeds of which were principally used to reduce past due tax obligations, reduce trade payable debt and also allowed the Company to engage its auditors. The loan bears interest at 12% and has $550,000 principal balance due November 1, 1996. This loan is secured with a fourth mortgage on the Company's property and with certain of the Company's receivables. In connection with the financing the Company granted Orman warrants to acquire 260,000 shares of the Company's common stock at an exercise price of $.70 per share. On October 18, 1996, Orman agreed to extend the maturity date to February 1, 1997. In consideration for the extension the Company reduced Orman's exercise price on the warrants to acquire 260,000 shares of the Company's common stock from $.70 per share to $.22 per share. This loan is personally guaranteed by Ms. Reynolds and Todd Fisher.

     In February 1997, the Company obtained a $1,100,000 loan from Galt Capital, an affiliate of Gregory Orman, an independent third party, the proceeds of which were principally used to pay-off the TPM/Source second mortgage that was in default, reduce past due tax obligations, reduce trade payable debt and the balance will fund the Company's operations until additional financing can be arranged. The loan bears interest at 12% and has $1,100,000 principal balance due June 5, 1997. This loan is secured pursuant to an assignment of TPM Holding, Inc. second Deed of Trust, Loan Agreement and Promissory Note dated December 1994 and is secured by a $573,000 first deed of trust placed against real property owned by Selden Enterprises, ("Selden"), an affiliate of Ms. Reynolds and Todd Fisher. In addition, Debbie Reynolds and Todd Fisher have personally guaranteed this loan. The Company will issue Selden 500,000 shares of its common stock as consideration for allowing the deed of trust to be placed on its real property. The Company will also issue Ms. Reynolds 500,000 shares of its common stock in consideration of her personal guarantee and in recognition of numerous past uncompensated guarantees provided by Ms. Reynolds as well as Ms. Reynolds' continued efforts on behalf of the Company. In connection with the financing the Company has issued a warrant to purchase approximately 2% of the Company's outstanding common stock, as calculated pursuant to the agreement, at an exercise price of $.22 per share, the estimated fair market value, which expires February 5, 2000.

     As of January 1997, the Company is currently in default under: the Bennett Management & Development ("BMD") mortgage due to non-payment of principal and interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BMD mortgage had a principal balance of approximately $2,249,000 plus accrued interest outstanding at December 31, 1996; the Bennett Funding International, Ltd. ("BFI") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BFI mortgage had a principal balance of approximately $3,066,000 plus accrued interest outstanding at December 31, 1996; and the
Company is in default on its unsecured subordinated debentures due to non-payment of monthly interest and delinquent principal payments, the holders have the right to accelerate immediately and make demand on the entire outstanding principal balance.

On October 30, 1996 the Company entered into an Agreement for Purchase and Sale with ILX Incorporated ("ILX") under which ILX would purchase the Debbie Reynolds Hotel & Casino (the "Hotel"), including all of the Hotel's real and personal property and the Hotel's timeshare operations (the "ILX Agreement"). ILX is a publicly-held corporation based in Phoenix, Arizona which principally owns, operates and markets resort properties in Arizona, Florida, Indiana and Mexico. On May 15, 1997 ILX elected to cancel and terminate this Agreement. The Company and ILX continue to negotiate an alternative transaction. There is no guarantee that an alternative agreement will be reached.

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

     In addition to pursuing an alternative transaction with ILX, management is seeking additional sources of financing to reduce its debt service obligations, complete certain capital projects and fund its working capital needs. In addition, management has implemented cost control measures to improve the cash flow of the Company. There can be no assurance that the additional financing will be obtained.

Revenues:

     Revenues for fiscal 1996 totaled $6,421,000 as compared to $9,790,000 for fiscal 1995. This decrease is attributed to the timeshare department having cut back to minimal sales and operations during the fiscal year 1996. Revenues from timeshare sales were $1,340,000 and from hotel rooms were $2,325,000 for fiscal year 1996 as compared to respective revenues of $3,839,000 and $2,444,000 for fiscal year 1995. Showroom revenues totaled $1,226,000 for 1996 as compared to $1,938,000 in 1995. This decrease is attributed to Ms. Reynolds performing 20 weeks as compared to 32 weeks during 1995. Restaurant revenues totaled $695,000 for 1996 as compared to $297,000 for the approximate four month period the Company operated the restaurant during 1995. This increase is attributed to the 1996 operations including a full year of operations as compared to only four months operations of the restaurant during 1995. Rental income for 1996 totaled $96,000 all of which was from casino rental as compared to casino rental income which totaled $502,000 for 1995. This decrease is attributed to the casino operating only three months during 1996 as compared to a whole year of operations during 1995. The Company's gift shop produced revenues of $176,000 for 1996 compared to $123,000 for 1995. Museum revenues for fiscal year 1996 totaled $404,000 as compared to museum revenue of $416,000 for 1995. See "Part 1, Item 1 Description of Business."

     The loss from operations for 1996 totaled $4,910,000 as compared to $6,002,000 for 1995. The decrease in the loss from operations for 1996 can be attributed to the following expenses incurred during 1995 which were not incurred in 1996: approximately $460,000 relating to the conversion of certain of the company's debts into equity, the issuance of common stock and write-off of prepaid consulting services totaling approximately $960,000, the Company reserving an allowance of $450,000 relating to certain of its contingent liabilities, and $126,500 expense relating to the forgiveness of a certain account receivable. During 1996, the Company reserved an additional $440,000 relating to certain of its contingent liabilities. During 1996, the restaurant operation contributed a loss from operations of $718,000. The restaurant loss is attributed to the competitive food & beverage market in Las Vegas. In response to the significant loss incurred from the restaurant, in November 1996 the Company replaced the full-service style restaurant with a self-service deli. The Company believes the change to a deli will reduce the restaurant operating loss. During 1996, management reduced staff, restructured operations and implemented cost cutting controls. Although the Company continues to incur significant operating losses, during 1996 management's actions reduced General and Administrative expenses approximately $2,014,000 and reduced property operations, maintenance and energy expenses approximately $909,000 as compared to 1995. The net loss for 1996 totaled $6,464,000 as compared to $8,603,000 for 1995.

Interest Expense:

     Interest expense decreased from $2,601,000 in 1995 to $1,554,000 in 1996. This decrease is attributed to costs associated with the conversion of debt into shares of its common stock which were incurred during 1995, but were not incurred during 1996.

Item 7. Financial Statements.

     The following financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

     Independent Auditor's Report

     Consolidated Balance Sheet - December 31, 1996

     Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

     Consolidated Statements of Shareholders' Equity (Deficiency) - Years ended December 31, 1996 and 1995

     Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

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

Todd Fisher             38      Chief Executive Officer, President,  May 1995
                                Chief Financial Officer, Treasurer
                                Director                             March 1994

     (a)(4) The business experience of the Registrant's officers and directors is as follows:

     Debbie Reynolds. Ms. Reynolds' 49-year business career has made her an internationally known star of more than 30 motion pictures, two Broadway shows and hundreds of television appearances. In December 1996, Paramount Pictures released a feature film entitled "Mother", starring Ms. Reynolds and Albert Brooks. Hamlett Productions, Ltd., a company owned 50% by Ms. Reynolds, purchased the old Paddle Wheel Hotel and Casino in Las Vegas at auction as a site for a movie museum to house her collection of Hollywood memorabilia, believed to be the largest privately held in the world. The extensively renovated property reopened in July 1993 as the Debbie Reynolds Hotel/Casino/Hollywood Movie Museum. The unique, high-tech, multi-media Hollywood Movie Museum opened in early 1995. Ms. Reynolds also is secretary and a director of Debbie Reynolds Management Company, Inc. ("DRMC"), a wholly-owned subsidiary of the Company, is secretary and a director of Debbie Reynolds Resorts, Inc., a wholly-owned subsidiary of DRMC, and is president and sole shareholder of Raymax Production, Ltd., an entertainment company, and Celebrity Restaurants, Inc, a service company.

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

     (e) Compliance with Section 16(a) of the Exchange Act.

     Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own greater than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on written representations from certain reporting persons, the Company believes, to the best of its knowledge, that during 1996 all Section 16 filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

Item 10. Executive Compensation.

(a) General.

     During the 1994 fiscal year and in connection with the DRMC/Maxim mergers, the Company entered into various compensation agreements with certain of its executive officers. During 1995, some of these compensation agreements were amended. See (g) "Employment Contracts and Arrangements" below.

(b) Summary Compensation Table.

     The following table sets forth certain information regarding the compensation paid or accrued by the Company to or for the account of the executive officers of the Company whose total annual compensation exceeded $100,000 during the fiscal years ended December 31, 1994, 1995 and 1996.




                                             Compensation Table
                                             ------------------
                    Annual Compensation                                  Long - Term Compensation
                    -------------------                                  ------------------------
                                                                                       Securit.
Name and                                                                 Restrctd.    Underly.
Principal                                               Other Annual      Stock        Options/   LTIP
position            Year     Salary          Bonuses    Compensation      Awards       SARs (#)   Payout     Other
--------            ----     ------          -------    ------------      ------       --------   ------     -----
Debbie Reynolds     1996      $825,000[1]       -0-           N/A             -0-      100,000[2]    -0-       -0-
Chairman of the     1995      $965,000[1]       -0-           N/A             -0-         -0-        -0-       -0-
Board, Secretary    1994      $600,000[1],[3]   -0-           N/A             -0-                    -0-       -0-
                                                                                        50,000[4]


Todd Fisher         1996       $155,769         -0-           N/A             -0-      100,000[2]    -0-       -0-
CEO, President,     1995       $127,615         -0-           N/A             -0-         -0-        -0-       -0-
Treasurer, CFO      1994       $128,000         -0-           N/A             -0-       50,000[4]    -0-       -0-

Henry Ricci         1996       $68,963          -0-           N/A             -0-       25,000[5]    -0-       -0-
Former President    1995       $129,038         -0-           N/A             -0-      275,000[6]    -0-       -0-
                    1994       $131,250         -0-           N/A             -0-         -0-        -0-       -0-

Donald Granatstein  1996         -0-            -0-           N/A             -0-         -0-        -0-       -0-
Former CFO,         1995       $ 39,000         -0-        $164,060[7]        -0-         -0-        -0-       -0-
Executive Vice      1994       $120,000         -0-        $103,500[8]        -0-      300,000[9]    -0-       -0-
President, and
Treasurer



[1] Represents amounts paid or accrued to Raymax Productions, Inc., a Company wholly-owned by Ms. Reynolds ("Raymax") and Ms. Reynolds individually, pursuant to an agreement among Raymax, Ms. Reynolds and the Company. For the salary indicated above for the year ended December 31, 1995 Raymax was actually paid only $170,000 and is owed $795,000 in accrued showroom performance fees. For the year ended December 31, 1996, Raymax Productions and Ms. Reynolds were paid $0 and are owed $825,000 in accrued showroom performance fees. As of

December 31, 1996, Raymax Productions and Ms. Reynolds are owed a total of $1,620,000 in accrued showroom performance fees. See (g) "Employment Contracts and Arrangements" below.

[2] Represents shares underlying stock options exercisable at $.80 per share until February 16, 2001. The fair market value of the Common Stock on the date of grant was $1.00 per share.

[3] Does not include  $455,000  advanced to Raymax during fiscal year 1994.  See
(g) " Employment Contracts and Arrangements" below.

[4] Represents shares underlying stock options exercisable at $4.00 per share until October 10, 1999. The fair market value of the Common Stock on the date of grant was $5.00 per share.

[5] Represents shares underlying stock options exercisable at $1.00 per share until March 22, 1999. The fair market value of the Common Stock on the date of grant was $1.00 per share.

[6] Represents shares underlying stock options exercisable at $3.00 per share until March 22, 1999. The fair market value of the Common Stock on the date of grant was $5.70 per share.

[7] Represents timeshare commissions and advances paid to Roebling totalling $37,560 and $126,500. See (g) "Employment Contracts and Arrangements."

[8] Represents timeshare commissions paid to Roebling. See (g) "Employment Contracts and Arrangements."

[9] Represents shares underlying stock options exercisable at $3.00 per share until March 22, 1999. The fair market value of the Common Stock on the date of grant was $5.70 per share.

N/A: Disclosure is not applicable under the Securities and Exchange Commission's rules.



(c) Option/SAR Grants Table.

                      Option/SAR Grants in Last Fiscal Year
                                Individual Grants




                                Number of           % of Total
                                Securities         Options/SARs
                                Underlying          Granted to                                              Market Price
                               Options/SARs        Employees in        Base Price       Expiration               on
Name                            Granted (#)         Fiscal Year          ($/Sh)            Date             Date of Grant
----                            -----------         -----------          ------            ----             -------------
Debbie Reynolds                   100,000               44.4%           $    .80          2/16/01             $   1.00
Todd Fisher                       100,000               44.4%           $    .80          2/16/01             $   1.00
Henry Ricci                        25,000               11.1%           $   1.00          3/22/99             $   1.00



     1994 Stock Option Plan. During 1994 the Company adopted a Stock Option Plan for officers, directors and key employees (the "Plan"). The Company has reserved a maximum of 2,000,000 shares of Common Stock to be issued upon the exercise of options granted under the Plan. The Plan includes: (i) options intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended; (ii) non-qualified options which are not intended to qualify as "incentive stock options"; and (iii) formula plan options which are non-discretionary and will be granted annually to the disinterested directors of the Company. As of March 1997, options to purchase up to 425,000 shares have been granted under the Plan. The 1994 Stock Option Plan and the 190,000 options previously granted thereunder were approved by the Company's shareholders at the 1994 Stockholders Meeting.

     1994 Employee Stock Compensation Plan. The Company adopted in June 1994 an Employee Stock Compensation Plan for employees, officers and directors of the Company and consultants and advisors to the Company (the "1994 ESC Plan"). Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant. The shares of Common Stock issuable under the 1994 ESC Plan have been registered under a registration statement on Form S-8. The ESC Plan is administered by the Board of Directors. Of the 1,000,000 shares reserved under the Plan 707,710 had been granted as of December 31, 1996. During 1997 an additional 30,000 shares were granted under the Plan.

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values




                                                                                Number of
                                                                                Securities              Value of
                                                                                Underlying            Unexercised
                                                                                Unexercised           In-the-Money
                                                                              Options/SARs at       Options/SARs at
                                                                                FY-End (#)             FY-End($)
                                 Shares Acquired                              -------------          -------------
                                      on                   Value               Exercisable/          Exercisable/
        Name                      Exercise (#)           Realized ($)         Unexercisable          Unexercisable
        ----                      ------------           ------------         -------------          -------------
   Debbie Reynolds                     -0-                   -0-                 150,000               $ -0-
                                                                               exercisable

   Todd Fisher                         -0-                   -0-                 150,000               $ -0-
                                                                               exercisable

   Donald Granatstein                  -0-                   -0-                 300,000               $ -0-
                                                                               exercisable

   Henry Ricci                         -0-                   -0-                 300,000               $ -0-
                                                                               exercisable

(e) Long-Term Incentive Plan Awards Table. None.

(f) Compensation of Directors. Directors of the Company are not compensated for their services as such but are reimbursed for expenses incurred in attending Board meetings.

(g) Employment Contracts and Arrangements.

     Agreement with Raymax Production, Ltd. DRMC entered into an agreement with Debbie Reynolds and Raymax Production, Ltd., a California corporation wholly-owned by Debbie Reynolds ("Raymax") as of January 25, 1994, and as amended on March 9, 1995. Under the agreement Raymax provided the entertainment, management and promotional services of Ms. Reynolds on an exclusive basis in Las Vegas, Nevada during her lifetime. The agreement was terminable upon Ms. Reynolds' death or a default. Under the agreement Ms. Reynolds was to provide performance in the showroom at the Debbie Reynolds Hotel for a minimum of 30 weeks per year and other managerial and promotional activities. As compensation for her performance services, Raymax was to receive $25,000 per weekly performance (the "Weekly Performance Fee"). Under the agreement Raymax also was to receive annually 10% of the Company's net profits (as defined in the agreement) for her non-entertainment services. Raymax had the right to take a non-refundable monthly draw against the net profits equal to the difference between $60,000 and the Weekly Performance Fees for such month, up to a maximum draw of $1,000,000. If the draw taken for any year exceeded the 10% net profits for such year, such excess would be carried forward as a non-refundable advance against future net profits earned under the agreement. Raymax also was to receive reimbursement of reasonable business and travel expenses. Under the agreement, DRMC is required to carry life insurance on Ms. Reynolds in the amount of $10,000,000 for the benefit of DRMC. During 1994 and under the original terms of the agreement prior to its amendment in March 1995, Ms. Reynolds was to receive compensation of $50,000 per month for her services. During 1994 the Company had advanced $455,000 to Raymax against future amounts owing under this agreement, all of which was outstanding at

December 31, 1995. As of December 31, 1995 the Company was in arrears approximately $795,000 pursuant to the weekly performance fee and monthly draw of this agreement. As of December 31, 1996, the amount the Company was in arrears to Raymax and Ms. Reynolds was $1,620,000 plus $162,000 in accrued interest. The Company and Raymax have agreed to net the $455,000 advance against the $1,620,000 in arrears as of December 31, 1996. In September, 1996 Raymax and Ms. Reynolds served the Company a written notice that this agreement was in default due to non-payment. In November 1996, Raymax delivered a notice to the Company terminating this agreement. Ms. Reynolds has agreed to render showroom and other services on an "at will" basis, terminable at any time. The terms relating to Ms. Reynolds' current "at will" services are the same as specified in the terminated agreement except that as to all unpaid past and future sums due Ms. Reynolds, the Company shall pay interest at a rate of prime plus 2%.

     Exclusive License Agreement Effective March 9, 1995 the Company entered into an agreement with Ms. Reynolds and Raymax under which Ms. Reynolds was to grant the Company the exclusive, perpetual, non-transferable license: (i) to display Ms. Reynolds' extensive Hollywood memorabilia collection at the Company's Hollywood Movie Museum; and (ii) to use the name, photograph, likeness and signature of Ms. Reynolds for the promotion of the Company and its operations. In consideration for the license, the Company was to agree to issue 400,000 shares of restricted Common Stock to Raymax and to insure, maintain and house the memorabilia. As additional consideration for the license, upon Ms. Reynolds' death, the Company would pay to her heirs and/or assigns annually, 10% of the net profits of the Company (as defined in the agreement) in perpetuity. The Company is in default of the agreement with Ms. Reynolds. In November 1996, Ms. Reynolds delivered a written notice to the Company terminating this agreement.

     Exclusive License Agreement Effective March 9, 1995 the Company entered into a license agreement with Hollywood Motion Picture and Television Museum, a non-profit organization ("Hollywood"), which also owns an extensive Hollywood memorabilia collection. Under the agreement with Hollywood, the Company has been granted the license to display Hollywood's memorabilia in its Museum in consideration for the Company's annual payment to Hollywood of $50,000 until the construction costs of the Museum has been recouped from the Museum profits, at which time the annual payment will increase to $100,000. On December 27, 1996 Hollywood sent a default and 30-day termination notice to the Company due to non-performance on the contract terminating the agreement as of January 26, 1997.

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

     Consulting Agreement with Peter D. Bistrian Consulting, Inc. On December 7, 1995, the Company entered into a Management Consulting Agreement with Peter D. Bistrian Consulting, Inc. ("consultant") pursuant to which the Company agreed to issue to the consultant Options to purchase up to an aggregate of 486,000 shares of Common Stock of the Company in consideration for consulting services to be provided to the Company over an anticipated eight-month period commencing as of the date of the agreement. The option price to exercise the consultants option to purchase 486,000 shares of Common Stock was $.75 per share and each option was exercisable from December 10, 1995 until its expiration date of December 10, 1997. The Company filed a Registration Statement on Form S-8 registering the 486,000 shares of Common Stock underlying the stock options. The Options were exercised by the consultant through the issuance of a short-term promissory note payable in the principal amount of $364,500 (the "Note"). Subsequent to the issuance of the shares, the consultant defaulted on the payment of the note. The Company plans to pursue its remedies against the consultant, its principal and others with respect to these shares.

     Consulting Agreement with Robert. C. Brehm Consulting, Inc. On December 7, 1995, the Company entered into a Management Consulting Agreement with Robert C. Brehm Consulting, Inc. ("consultant") pursuant to which the Company agreed to issue to the consultant Options to purchase up to an aggregate of 264,000 shares of Common Stock of the Company in consideration for consulting services to be provided to the Company over an anticipated eight-month period commencing as of the date of the agreement. The option price to exercise the consultants option to purchase 264,000 shares of Common Stock was $.75 per share and each option was exercisable from December 10, 1995 until its expiration date of December 10, 1997. The Company filed a Registration Statement on Form S-8 registering the 264,000 shares of Common Stock underlying the stock options. The Options were exercised by the consultant through the issuance of a short-term promissory note payable in the principal amount of $198,000 (the "Note"). Subsequent to the issuance of the shares, the consultant defaulted on the payment of the note. The Company plans to pursue its remedies against the consultant, its principal and others with respect to these shares.

     (h) Report on Repricing of Options/SARs. Not applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a), (b) Security Ownership of Beneficial Owners and Management. The following table sets forth information as of March 27, 1997 with respect to the ownership of the Company's Common Stock for all directors and officers individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock.

Name and Address                       Amount & Nature                 Percent
 of Beneficial                          of Beneficial                     of
   Owner                                  Ownership                     Class

Debbie Reynolds                          3,545,833[1]                   25.7%
305 Convention Center Drive
Las Vegas, NV  89109

Kennedy Capital                          1,852,679[2]                   13.8%
425 N. New Ballas Rd.
St. Louis, MO.  63141

Michael Weiner                             735,056[3]                    5.8%
1035 Pearl Street, #402
Boulder, Colorado  80302

Todd Fisher                                252,593[4]                    2.0%
305 Convention Center Drive
Las Vegas, NV  89109

All officers and directors               3,798,426[5]                   27.3%
as a group (2 persons)
----------------------------
     [1] Includes:(i) 2,395,833 shares held of record by the Debbie Reynolds Trust dated February 11, 1986, a revocable trust of which Ms. Reynolds is the sole trustee; (ii) 50,000 and 100,000 shares issuable upon the exercise of presently outstanding options exercisable at $4.00 per share and expiring on October 10, 1999 and $0.80 per share and expiring on February 16, 2001, respectively; (iii) 500,000 shares to be issued to Selden Enterprises, "Selden", an affiliate of Ms. Reynolds and Todd Fisher and 57% owned by Ms. Reynolds; and (v) 500,000 shares to be issued to Ms. Reynolds as consideration of Ms. Reynolds personal guarantee of the Orman loan and in recognition of numerous past uncompensated guarantees provided by Ms. Reynolds. See Part III, Item 12 "Certain Relationships and Related Transactions" for a description of the transaction relating to the shares to be issued to Selden and Ms. Reynolds.

     [2]  Includes:(i)  245,000 shares owned by a principal of Kennedy  Capital;
     (ii) 772,727 shares owned by clients of Kennedy Capital for whom Kennedy Capital serves as an investment advisor; (iii) 581,188 shares issuable upon conversion of Series AA Preferred Stock and Debentures owned by clients of Kennedy Capital; and (iv) 253,764 shares of the Company's common stock issuable upon exercise of Class A Warrants, owned by clients of Kennedy Capital, at an exercise price of $1.00.

     [3] Includes 100,000 shares issuable upon the exercise of presently outstanding options exercisable at $3.50 per share and expiring on August 6, 2000.

     [4] Includes: 50,000 and 100,000 shares issuable upon the exercise of presently outstanding options exercisable at $4.00 per share and expiring on October 10, 1999 and

     $0.80 per share and expiring on June 30, 2000, respectively. Does not include shares owned by Selden, a Company affiliated with Mr. Fisher, since he does not control the voting power over such shares.

     [5] Includes 300,000 shares issuable upon the exercise of presently outstanding options.

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

     Up until August 1, 1996, the restaurant and bar operations of the Debbie Reynolds Hotel & Casino were leased to Celebrity Restaurants, Inc. ("Celebrity") under an oral lease. Celebrity is wholly-owned by Ms. Reynolds. This lease was undertaken by Celebrity as an accommodation to the Company because Celebrity held a liquor license and the Company did not. Under the lease agreement, Celebrity was required to pay the Company 8% of net income for the lease of the restaurant and bar and DRMC was obligated to cover the operating cash shortfalls of Celebrity's operations. During the years ended December 31, 1995 and 1996 the amount DRMC funded to Celebrity was approximately $461,000 and $136,000, respectively. No money was received under this lease for the years ended December 31, 1996, 1995 and 1994, respectively, because the operation of the restaurant produced a net loss. On August 1, 1996 DRMC received a liquor license from Clark County and terminated the oral lease agreement. The restaurant and bar are currently operated by DRMC.

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

     In February 1997, the Company borrowed $1,100,000 from Galt Capital secured by a first deed of trust in the amount of $573,000 placed against real property owned by Selden Enterprises, ("Selden"), an affiliate of Ms. Reynolds and Todd Fisher. In addition, Debbie Reynolds and Todd Fisher have personally guaranteed this loan. The Company will issue Selden 500,000 shares of its common stock as consideration for allowing the deed of trust to be placed on its real property. The Company will also issue Ms. Reynolds 500,000 shares of its common stock in consideration of her personal guarantee and in consideration of numerous past uncompensated guarantees provided by Ms. Reynolds as well as Ms. Reynolds' continued efforts on behalf of the Company. See "Part III, Item 11 Security Ownership of Certain Beneficial Owners and Management".

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

     During 1996, Ms. Reynolds loaned the Company approximately $105,000, of which, all is still outstanding as of December 31, 1996 and bears interest at 12% per annum. During 1997,

Ms. Reynolds loaned the Company $125,000 and bears interest at a rate of 12% per annum. During 1997, the Company repaid Ms. Reynolds $125,000. During 1997, Mr. Fisher also loaned the Company 61,000 accruing interest at a rate of 12% per annum. The loan was repaid in 1997.

     During the year ended December 31, 1994 and since such time Ms. Reynolds, Mr. Fisher and Mr. Granatstein have personally guaranteed various borrowings of the Company and its subsidiaries. The amounts guaranteed by such persons totalled approximately $8,725,000 as of December 31, 1996. The Company has entered into a written indemnification agreement with Mr. Granatstein indemnifying him from these personal guarantees. See Part III, Item 10, "Executive Compensation".

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

     Commencing in September 1993 the Maxim Profit Sharing Plan (the "Maxim Plan") loaned a total of $800,000 to DRMC to pay for the build-out of the showroom and working capital. The loan bore interest at 10% and was due on demand. During 1994 a portion of the loan was repaid. In October 1994 the Company agreed to issue 150,000 shares of the Company's common stock to the Maxim Plan as full and complete consideration for the remaining balance owed to it, including principal and interest. The Company has agreed to register the 150,000 shares issued to the Maxim Plan under the next available registration statement filed by the Company. These shares were issued in November 1994. Stephen Cherner, the beneficial owner of approximately 4.1% of the Company's outstanding common stock (including the 150,000 shares), and a principal of Maxim, is the primary beneficiary of the Maxim Plan.

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



Item 13.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following is a complete list of exhibits filed as a part of this Report on Form 10-KSB and are incorporated herein by reference.

Exhibit Number                  Title of Exhibit
--------------                  ----------------

  2.1          Agreement of Merger and Plan of Reorganization dated February 11,
               1994 (1)

  2.2          Amended   and   Restated   Agreement   of  Merger   and  Plan  of
               Reorganization dated March 10, 1994 (2)

  3.1 Articles of Incorporation of Debbie Reynolds Hotel & Casino,Inc., as filed with the Nevada Secretary of State on November 17, 1994 (4)

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

  10.19 Consulting Agreement between the Registrant and MBL Investments dated August 3, 1994. (4)

  10.20 Loan Agreement between the Registrant and TPM Holdings, Inc., and Promissory Note, dated June 10, 1994. (4)

  10.21        Loan   Agreement   between  the  Registrant  and  Source  Capital
               Corporation, and Promissory Note, dated December 1, 1994. (4)

  10.22 Loan Agreement between DRMC and World Ventures Trust, and Promissory Note, all dated April 26, 1995. (5)

  10.23        Loan  Agreement   between  the   Registrant  and  RealEcon,   and
               Promissory Note, dated January 16, 1995. (5)

  10.24        Loan  Agreement   between  the  Registrant  and  Bennett  Funding
               International Ltd., and Promissory Note, dated July 27, 1995. (5)

  10.25 Loan Agreement between the Registrant and Source Capital/TPM Holding, Inc., and Promissory Note, dated March 1995. (5)

  10.26 Consulting Agreement between the Registrant and Miron Leshem dated November 6, 1995. (5)

  10.27 Amendment to Consulting Agreement between the Registrant and Miron Leshem dated December 12, 1995. (5)

  10.28        Consulting   Agreement   between  the   Registrant   and  Pacific
               Consulting Group dated September 1, 1995. (5)

  10.29        Consulting  Agreement  between  the  Registrant  and Telex,  Inc.
               dated March 27, 1995. (5)

  10.30 Consulting Agreement between the Registrant and Peter Bistrian Consulting, Inc., ("Consultant"). (5)

  10.31 Consulting Agreement between the Registrant and Robert C. Brehm Consulting, Inc., ("Consultant"). (5)

  10.32        ILX  Incorporated  definitive  agreement  dated October 30, 1996.
               (5)

  10.33        Roy Warren Consulting Agreement dated August 27, 1996.

  10.34 Cancellation of the ILX Agreement for Purchase and Sale dated May 15, 1997.

  10.35        Financing agreement with Galt Capital,LTD dated February 4, 1997

  23.1         Consent of KPMG Peat Marwick LLP,  Independent  Certified  Public
               Accountants.

(1) Incorporated by reference from the like numbered exhibit filed with the Registrant's Form 8-K dated February 11, 1994.

(2) Incorporated by reference from the like numbered exhibit filed with the Registrant's Form 8-K dated March 22, 1994.

(3) Incorporated by reference from the like numbered exhibit filed with the Registrant's Form 10-KSB for the year ended December 31, 1993.

(4) Incorporated by reference from the like numbered exhibit filed with the Registrant's Form 10-KSB for the year ended December 31, 1994.

(5) Incorporated by reference from the like numbered exhibit filed with the Registrant's Form 10-KSB for the year ended December 31, 1995.

     (b) Reports on Form 8-K. During the last quarter period covered by this report the Registrant filed no Reports on Form 8-K.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DEBBIE REYNOLDS HOTEL & CASINO, INC.



                              By:/s/ Todd Fisher
                                 ----------------------
                                 Todd Fisher, President


Date: May 29, 1997


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Debbie Reynolds           Chairman of the                    May 29, 1997
    ---------------           Board, Secretary
    DEBBIE REYNOLDS           and Director

/s/ Todd Fisher               Chief Executive Officer,
    ----------------          Chief Financial Officer,
    TODD FISHER               Treasurer, and Director            May 29, 1997

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.
                      AND SUBSIDIARIES

                      Consolidated Financial Statements

                      December 31, 1996

                      (With Independent Auditors' Report Thereon)

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES



                          Index to Financial Statements




                                                                           Page

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

Consolidated Statements of Cash Flows                                      F-8

Notes to Consolidated Financial Statements                                F-10

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Debbie Reynolds Hotel & Casino, Inc.:

We have audited the accompanying consolidated balance sheet of Debbie Reynolds Hotel & Casino, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the years in the two year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Debbie Reynolds Hotel & Casino, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, has a shareholders' equity deficiency, significant debt service obligations, and is in default with respect to various agreements, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 7 and 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG Peat Marwick LLP


April 4, 1997, except for
notes 7 & 8 which are
as of May 16, 1997
Las Vegas, Nevada

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                December 31, 1996


Assets

Current assets:
    Restricted cash                                                                           $      2,000
    Accounts receivable, net of allowance of $103,000                                              985,000
    Inventories (note 3)                                                                           541,000
    Prepaid expenses and deposits                                                                  303,000
                                                                                              ------------
              Total current assets                                                               1,831,000
                                                                                              ------------
Property and equipment (notes 4, 5, 7 and 10):
    Land and building                                                                            6,576,000
    Furniture and equipment                                                                      4,010,000
                                                                                              ------------
                                                                                                10,586,000
    Less accumulated depreciation and amortization                                              (3,219,000)
                                                                                              ------------
              Net property and equipment                                                         7,367,000
                                                                                              ------------

Deposits and other assets                                                                           94,000
                                                                                              ------------

              Total assets                                                                    $  9,292,000
                                                                                              ============
                Liabilities and Shareholders' Equity (Deficiency)

Current liabilities:
    Bank overdraft                                                                            $    103,000
    Current maturities of long-term debt  and capital lease obligations (note 4)                 8,688,000
    Accounts payable and accrued liabilities (note 8)                                            5,381,000
    Due to affiliates (note 2)                                                                   1,447,000
    Timeshare deposits                                                                               2,000
                                                                                              ------------
              Total current liabilities                                                         15,621,000

Commitments  and  contingencies  (notes 5,7, 8, 9 and 10)  Shareholders'  equity
(deficiency) (notes 4, 8, 9 and 10):
    Preferred stock, $.0001 par value.  Authorized 50,000,000 shares;  2,000,000 designated
      as Series AA, 215,844 issued and outstanding ($863,000 liquidation preference)                    --
    Common stock, $.0001 par value.  Authorized 25,000,000 shares; issued and outstanding
      12,615,417 shares                                                                              1,000
    Additional paid-in capital                                                                  15,160,000
    Accumulated deficit                                                                        (21,490,000)
                                                                                              ------------
              Total shareholders' equity (deficiency)                                           (6,329,000)
                                                                                              ------------

              Total liabilities and shareholders' equity (deficiency)                         $  9,292,000
                                                                                              ============

See accompanying notes to consolidated financial statements.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 1996 and 1995

                                                            1996            1995
                                                       ------------    ------------

Revenue:
    Timeshare sales                                    $  1,340,000       3,839,000
    Rooms                                                 2,325,000       2,444,000
    Showroom                                              1,226,000       1,938,000
    Museum                                                  404,000         416,000
    Restaurant                                              695,000         297,000
    Casino lease                                             96,000         502,000
    Other                                                   335,000         354,000
                                                       ------------    ------------
              Total revenue                               6,421,000       9,790,000
                                                       ------------    ------------

Operating costs and  expenses:
    Timeshares                                              833,000       2,876,000
    Rooms                                                 1,176,000       1,591,000
    Showroom                                              2,176,000       2,352,000
    Museum                                                  325,000         314,000
    Restaurant                                            1,413,000         374,000
    Other                                                   193,000         263,000
    General and administrative                            2,597,000       4,611,000
    Depreciation and amortization                         1,223,000       1,107,000
    Property operations, maintenance and energy           1,395,000       2,304,000
                                                       ------------    ------------
              Total operating costs and expenses         11,331,000      15,792,000
                                                       ------------    ------------

              Loss from operations                       (4,910,000)     (6,002,000)
                                                       ------------    ------------

Other income (expense):
    Interest expense                                     (1,554,000)     (2,601,000)
                                                       ------------    ------------
              Total other income (expense)               (1,554,000)     (2,601,000)
                                                       ------------    ------------

              Net loss                                 $ (6,464,000)     (8,603,000)
                                                       ============    ============


Loss per common share                                  $       (.53)           (.99)
                                                       ============    ============


Weighted-average number of common shares outstanding     12,286,279       8,734,362
                                                       ============    ============


See accompanying notes to consolidated financial statements

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

          Consolidated Statements of Shareholders' Equity (Deficiency)


                     Years ended December 31, 1996 and 1995



                                                   Preferred Stock                  Common Stock           Additional
                                             ----------------------------   ---------------------------     Paid-in
                                                 Shares          Amount        Shares           Amount      Capital
                                             ------------    ------------   ------------   ------------   ------------

Balance at December 31, 1994, brought
    forward                                       667,904    $         --      8,083,904   $      1,000   $  9,547,000
Shares issued for consulting and other
    services                                           --              --        414,061             --        876,000
Shares issued in consideration of
    obtaining loans                                    --              --        400,745             --        419,000
Regulation S offering, shares issued for
    cash                                               --              --        300,000             --        225,000
Regulation D offering, shares issued for
    cash                                               --              --         50,000             --         50,000
Shares issued through conversion of
    preferred shares to common shares            (348,060)             --        696,120             --             --
Shares issued through conversion of debt
                                                       --              --        696,120             --      2,158,000
Shares issued through exercise of warrants
                                                       --              --         93,120             --         93,000
Shares issued through exercise of options
                                                       --              --        750,000             --        563,000
Uncollected receivable for shares issued
    through exercise of options                                                                               (563,000)
Stock subscribed  pursuant to a future
    services contract                                  --              --             --             --             --
Options issued for services                            --              --             --             --        773,000
Net loss                                               --              --             --             --             --
                                             ------------    ------------   ------------   ------------   ------------

Balance at December 31, 1995                      319,844    $         --     11,484,070   $      1,000   $ 14,141,000
                                             ============    ============   ============   ============   ============

                                                                                               Total
                                               Accumu-                       Deferred      Share-holders'
                                               lated             Stock        Compen-         Equity
                                               Deficit       Subscribed       sation       (deficiency)
                                            ------------    ------------   ------------    ------------

Balance at December 31, 1994, brought
    forward                                 $ (6,423,000)   $         --   $         --    $  3,125,000
Shares issued for consulting and other
    services                                          --              --             --         876,000
Shares issued in consideration of
    obtaining loans                                   --              --             --         419,000
Regulation S offering, shares issued for
    cash                                              --              --             --         225,000
Regulation D offering, shares issued for
    cash                                              --              --             --          50,000
Shares issued through conversion of
    preferred shares to common shares                 --              --             --              --
Shares issued through conversion of debt
                                                      --              --             --       2,158,000
Shares issued through exercise of warrants
                                                      --              --             --          93,000
Shares issued through exercise of options

Uncollected receivable for shares issued
    through exercise of options                       --              --             --         563,000
Stock subscribed  pursuant to a future
    services contract                                 --         300,000       (300,000)             --
Options issued for services                           --              --             --         773,000
Net loss                                      (8,603,000)             --             --      (8,603,000)
                                            ------------    ------------   ------------    ------------

Balance at December 31, 1995                $(15,026,000)   $    300,000   $   (300,000)   $   (884,000)
                                            ============    ============   ============    ============

See accompanying notes to consolidated financial statements.  (Continued)

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

                     Years ended December 31, 1996 and 1995


                                         Preferred Stock              Common Stock           Additional       Accumu-
                                    -----------------------   ---------------------------     Paid-in          lated
                                         Shares      Amount       Shares         Amount       Capital         Deficit
                                    ------------    -------   ------------   ------------   ------------   ------------
Balance at January 1, 1996               319,844    $    --     11,484,070   $      1,000   $ 14,141,000   $(15,026,000)
Shares issued to employees for
    services rendered                         --         --         33,750             --         17,000             --
Shares issued as deposit for
    insurance                                 --         --         33,960             --         20,000             --
Shares issued through conversion
    of debt                                   --         --        425,455             --        628,000             --
Shares issued through conversion
    of preferred shares to common
    shares                              (104,000)        --        378,182             --             --             --
Shares issued for consulting and
    other services                            --         --        110,000             --        204,000             --
Shares issued for cash                        --         --        150,000             --        150,000             --
Cancellation of stock subscribed
    pursuant to cancellation of
    future services contract (See
    note 2)                                   --         --             --             --             --             --
Net loss                                      --         --             --             --             --     (6,464,000)
                                    ------------    -------   ------------   ------------   ------------   ------------

Balance at December 31, 1996             215,844         --     12,615,417          1,000     15,160,000    (21,490,000)

                                                                              Total
                                                            Deferred       Share-holders'
                                             Stock           Compen-         Equity
                                           Subscribed        sation       (deficiency)
                                          ------------    ------------    ------------
Balance at January 1, 1996                $    300,000    $   (300,000)   $   (884,000)
Shares issued to employees for
    services rendered                               --              --          17,000
Shares issued as deposit for
    insurance                                       --              --          20,000
Shares issued through conversion
    of debt                                         --              --         628,000
Shares issued through conversion
    of preferred shares to common
    shares                                          --              --              --
Shares issued for consulting and
    other services                                  --              --         204,000
Shares issued for cash                              --              --         150,000
Cancellation of stock subscribed
    pursuant to cancellation of
    future services contract (See
    note 2)                                   (300,000)        300,000              --
Net loss                                            --              --      (6,464,000)
                                          ------------    ------------    ------------

Balance at December 31, 1996                        --              --      (6,329,000)


See accompanying notes to consolidated financial statements.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1996 and 1995



                                                                                      1996           1995
                                                                                  -----------    -----------
Cash flows from operating activities:
    Net loss                                                                      $(6,464,000)    (8,603,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                               1,223,000      1,107,000
        Amortization of debt discount                                                 340,000        275,000
        Amortization of consulting fees                                                    --        297,000
        Donation to non-profit organization                                           105,000             --
        Forgiveness of debt from affiliate                                                 --        108,000
        Forgiveness of debt to affiliate                                                   --       (201,000)
        Expense associated with conversion of debt to equity                          160,000        592,000
        Common stock issued for services rendered                                     241,000        876,000
        Options issued for services                                                        --        773,000
        Shares issued as consideration for loans                                           --        419,000
        Changes in assets and liabilities:                                                 --
          (Increase) decrease in accounts receivable                                  466,000       (494,000)
          (Increase) in other receivables                                                  --          5,000
          Decrease (increase) in inventories                                           74,000             --
          (Increase) in prepaid expenses and deposits                                (189,000)       (13,000)
          Decrease in deposits and other assets                                       348,000        473,000
          Increase in accounts payable and accrued expenses                         1,964,000      1,613,000
                                                                                  -----------    -----------
                  Net cash used in operating activities                            (1,732,000)    (2,773,000)
                                                                                  -----------    -----------

Cash flows from investing activities:
    Capital expenditures                                                             (257,000)      (676,000)
                                                                                  -----------    -----------
                  Net cash used in investing activities                              (257,000)      (676,000)
                                                                                  -----------    -----------

Cash flows from financing activities:
    Increase in bank overdraft                                                        103,000             --
    Proceeds from borrowings from affiliates                                        1,076,000        838,000
    Payments on amounts due to affiliates                                                  --        (54,000)
    Proceeds from issuance of stock                                                   150,000        368,000
    Proceeds from issuance of long-term debt                                          965,000      3,215,000
    Principal payments on long-term debt and capital lease obligations               (477,000)      (758,000)
                                                                                  -----------    -----------
                  Net cash provided by financing activities                         1,817,000      3,609,000
                                                                                  -----------    -----------

                  Net increase (decrease) in cash and cash equivalents               (172,000)       160,000

Cash and cash equivalents at beginning of year                                        172,000         12,000
                                                                                  -----------    -----------

Cash and cash equivalents at end of year                                          $        -0-       172,000
                                                                                  ===========    ===========


                                   (Continued)

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

                     Years ended December 31, 1996 and 1995


                                                              1996        1995
                                                           ---------    --------

Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $ 847,000     821,000
                                                           =========    ========


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

     InMay 1996, the Company issued 378,182 shares of common stock through conversion of 104,000 shares of preferred stock.

     InMay 1996, the Company issued 425,455 shares of common stock valued at $628,000 through conversion of debt.

See accompanying notes to consolidated financial statements

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 1996

(1)  Summary of Significant Accounting Policies


     (a)  Corporate Organization

          The accompanying consolidated financial statements include the accounts of Debbie Reynolds Hotel & Casino, Inc., formerly Halter Venture Corporation (Halter) and its wholly-owned subsidiaries Debbie Reynolds Management Company, Inc. (DRMC), formerly Debbie Reynolds Hotel & Casino, Inc. (DRHC) and Debbie Reynolds Resorts, Inc. (DRRI) (collectively the Company).


     (b)  Description of Business

          The Company's operations consist primarily of the hotel operations of DRMC and the timeshare operations of Debbie Reynolds Resorts, Inc. ("DRRI"), a wholly-owned subsidiary of DRMC. DRMC owns and operates the Debbie Reynolds Hotel & Casino (the "Hotel"), a gift shop, the Hollywood Motion Picture Museum, a restaurant and bar and a showroom located on Convention Center Drive in Las Vegas, Nevada. DRMC leased the restaurant to Celebrity Restaurants, Inc., a company wholly-owned by Ms. Reynolds, until August 1, 1996 at which time DRMC was granted a liquor license from Clark County and commenced operating the bar and the restaurant. Until the Company received approval for its own liquor license, Celebrity accommodated the Company by operating the restaurant and bar under its liquor license. The Company's operations, through DRRI, also consist of the sale of timeshare units in the Debbie Reynolds Hotel. DRRI obtained a permanent timeshare license on June 28, 1994. In addition, DRMC and its management have a pending application filed for a gaming license from the Nevada Gaming Authorities; however, there can be no assurance that such license will be granted. Due to the Company's poor capital structure and acting on the advice of counsel, the Company requested the Nevada Gaming Authorities to place a hold on processing its pending gaming applications until its capital structure substantially improves. Prior to March 31, 1996, the Company leased space to a third party for the operation of a casino. The Company served the operator with a termination notice in February 1996, pursuant to the terms of the lease agreement. Under the lease agreement the Company was losing money on a monthly basis. The Company requested the operator to cease operations as of June 30, 1996. On March 31, 1996 the operator discontinued its gaming operations on the property, removed all of its gaming equipment and subsequently filed a lawsuit against DRHC. This case is currently pending and the outcome is not reasonably determinable at this time.

     (c)  Cash Equivalents

          The Company considers all highly liquid debt instruments with original maturities of three months or less at date of purchase to be cash equivalents.


     (d)  Restricted Cash

          Restricted Cash is cash deposits made by timeshare purchasers to hold their units.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

     (e)  Property and Equipment

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

          Depreciation   on  property  and   equipment  is   calculated  on  the
          straight-line method over the estimated useful lives of the assets as follows:

          Building                                               20 years
          Building improvements                                  10 years
          Furniture and equipment                                 5 years

          Property and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset and is included in depreciation and amortization.

          Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest method, over the life of the debt.

     (f)  Self Insurance

          Between September 1995 and July 1996, the Company was self-insured for losses and liabilities relating to health care coverage for its employees. Losses were accrued based upon the Company's prior experience and estimates using historical information. The total estimated liability for the period between September 1995 and July 1996 was $467,000 and is included in accrued expenses.

     (g)  Long-Lived Assets

          During fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), which establishes accounting standards for the recognition and measurement of impairments of long-lived assets, certain identifiable intangibles and goodwill either of which to be held or disposed of. The adoption of SFAS 121 did not have a material impact on the Company's financial position or results of operations.

     (h)  Stock Based Compensation

          Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board
          (APB) Opinion No. 25. Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock Based Compensation, which permits entities to recognize as expense over the vesting period for the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (i)  Recognition of Timeshare Revenue

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

          Revenue from sales of timeshare interests is recognized in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. No sales are recognized until such time as a minimum of 10% of the purchase price has been received in cash, the buyer is committed to continued payments of the remaining purchase price, the Company has been released of all future obligations for the timeshare interest and the recession period has past.

     (j)  Earnings Per Share

          Earnings per common and common equivalent share is based upon the weighted average of common and common equivalent shares outstanding during the year. Primary and fully diluted earnings per share are the same.

          In February 1997, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("Statement 128"), which established standards for computing and presenting earnings per share, ("EPS"). It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption all prior period EPS data should be restated to conform to Statement 128. The Company does not expect the implementation of Statement 128 to have a material effect on the earnings per share calculation when implemented.

     (k)  Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual amounts could differ from these estimates.

     (l)  Inventories

          Inventory of food and beverage is accounted for at the lower of cost (first-in first-out basis) or net realizable value. Timeshare inventory is stated at the lower of cost or estimated fair value, less costs to sell.

     (m)  Fair Value of Financial Instruments

          The carrying amount of cash equivalents, receivables and all current liabilities approximates fair value because of the short term maturity of these instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. (See note 4 for additional fair value disclosure).

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

     (n)  Income Taxes

          Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

(2)  Related Party Transactions

     In March 1993, the Company entered into an agreement with an affiliate to lease the bar and any liquor operations, for a five-year period with five five-year renewal options. Payments to the Company under the agreement are equal to 8% of net liquor income and are payable monthly. On August 1, 1996, DRMC received a liquor license and terminated this lease.

     Due to affiliates at December 31, 1996 consists of the following:

    Accrued performance fees payable to the Chairman of the
        Board of Directors of the Company plus interest        $ 1,782,000
    Unsecured loans payable, without interest, due on demand       120,000
                                                               -----------
                                                                 1,902,000

    Less:  Advance to Chairman of the board                       (455,000)
                  Total due to affiliates                      $ 1,447,000
                                                               ===========

     On January 25, 1994, DRHC entered into an agreement with Raymax Production, Ltd. (Raymax), a company wholly owned by the chairman of the board of directors, to provide entertainment services for the remainder of the chairman's life for $50,000 per month. On March 9, 1995, this agreement was amended. Under the agreement, the chairman was to perform in the showroom at the Property for a minimum of 30 weeks per year and perform other managerial and promotional services. As compensation for her performance services Raymax was to receive $25,000 per weekly performance (the Weekly Performance Fee). Under the agreement Raymax also was to receive annually 10% of the Company's net profits (as defined in the agreement) for her non-entertainment services. Raymax had the right to take a non-refundable monthly draw against the net profits equal to the difference between $60,000 and the Weekly Performance Fees for such month, up to a maximum outstanding draw of $1,000,000. If the draw taken for any year exceeds the 10% net profits for such year, such excess would be carried forward as a non-refundable advance against future net profits earned under the agreement. Raymax also was to receive reimbursement of reasonable business and travel expenses. Under the agreement, the Company is required to carry life insurance on the chairman in the amount of $10,000,000 for the benefit of the Company. During 1994 the Company had advanced $455,000 to Raymax against future amounts owing under this agreement, all of which was outstanding at December 31, 1995. As of December 31, 1995 the Company was in arrears approximately $795,000 pursuant to the weekly performance fee and monthly draw of this agreement. In September, 1996 Raymax and Ms. Reynolds served the Company a written notice that this agreement was in default due to non-payment. In November 1996, Raymax delivered a notice to the Company terminating this agreement. As of December 31, 1996, the amount the Company was in arrears to Raymax and Ms. Reynolds was $1,620,000 plus $162,000 in accrued interest. The Company and Raymax have agreed to net the $455,000 advance against the $1,620,000 in arrears as of December 31, 1996. Ms. Reynolds has agreed to render showroom and other services on an "at

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES will" basis, terminable at any time. The terms relating to Ms. Reynolds' current "at will" services are the same as specified in the terminated agreement except that as to all unpaid past and future sums due Ms. Reynolds, the Company shall pay interest at a rate of prime plus 2%.

     Effective March 9, 1995 the Company entered into an agreement with Ms. Reynolds and Raymax under which Ms. Reynolds was to grant the Company the exclusive, perpetual, non-transferable license: (i) to display Ms. Reynolds' extensive Hollywood memorabilia collection at the Company's Hollywood Movie Museum; and (ii) to use the name, photograph, likeness and signature of Ms. Reynolds for the promotion of the Company and its operations. In consideration for the license, the Company was to agree to issue 400,000 shares of restricted Common Stock to Raymax and to insure, maintain and house the memorabilia. The Company's estimated fair value for the 400,000 shares was $300,000. As additional consideration for the license, upon Ms. Reynolds' death, the Company would pay to her heirs and/or assigns annually, 10% of the net profits of the Company (as defined in the agreement) in perpetuity. The Company is in default of the agreement with Ms. Reynolds. In November 1996, Ms. Reynolds delivered a written notice to the Company terminating this agreement.

     Also Effective March 9, 1995 the Company entered into a license agreement with Hollywood Motion Picture and Television Museum, a non-profit organization ("Hollywood"), which also owns an extensive Hollywood memorabilia collection. Under the agreement with Hollywood, the Company has been granted the license to display Hollywood's memorabilia in its Museum in consideration for the Company's annual payment to Hollywood of $50,000 until the construction costs of the Museum has been recouped from the Museum profits, at which time the annual payment will increase to $100,000. On December 27, 1996 Hollywood sent a default and 30-day termination notice to the Company due to non-performance on the contract terminating the agreement as of January 26, 1997.

     During 1995, a $201,000 loan from a related party was forgiven and included in other income.

(3)  Inventories

     During 1995, the Company finished construction of all timeshare units and transferred the cost associated with these units into inventory. At December 31, 1996, $493,000 of cost relating to units remained in inventory awaiting sale.

     The Company maintained an inventory of $15,000 of food and beverage for the bar and restaurant area and inventory in the gift shop of $33,000 at December 31, 1996.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

(4)  Long-Term Debt and Capital Lease Obligations

     Long-term debt at December 31, 1996 consists of the following:

     First  mortgage note payable,  due March 15, 1997,  interest at 13% payable monthly;  secured by a first deed of trust;  payments  of $1,200 are due  upon  sale  of  each  timeshare  unit,  currently  in  default, including interest of $134,000. This loan is guaranteed by the
            chairman of the board                                                                    $2,249,000

     Note payable, due August 23, 1999, interest at 14%, secured by a third deed of trust, currently in default, including interest of $201,000. This
            loan is guaranteed by the chairman of the board                                           3,066,000
     Note payable, due December 1, 1996, interest at the greater of 12% or 4%
            above prime rate;  secured by a second deed of trust;  payments  due monthly based on a graduated scale of timeshare sales,  currently in default,
            including interest of $20,000                                                               511,000
     Note payable, due February 1, 1997, interest at 12% ( 3% payable monthly and
            9% accruing interest); secured by a fourth deed of trust, currently in                      569,000
            default, including interest of $69,000. This loan is guaranteed by the chairman of the board and the chief executive officer
     Convertible  subordinated  debentures,  interest  at 8-3/4%,  due March 25,
            1996;  convertible  into one share of common stock at $4.50,  net of discount of $180,000  and $360,000 as of December 31, 1996 and 1995,
            respectively;
            effective rate of 19%, currently in default                                                 288,000
     Convertible subordinated debentures, interest at 8-3/4%, due November
            17, 1998;  convertible  into one share of common stock at $4.50, net of discount of $92,000 and $187,000 as of December 31, 1996 and
            1995, respectively; effective rate of 21%, currently in default                             692,000
     Capital lease obligations (note 5)                                                                 805,000
     Notes to third parties, interest rates between 6% and 12%, unsecured,
            currently in default, maturing at various dates from 1993 to 1996                           508,000
                                                                                                     ----------
             Total long term debt and capital lease obligations (All classified as
               current maturities)                                                                    8,688,000
                                                                                                     ==========


     On December 1, 1994, the Company obtained a $1,100,000 loan, with a current unpaid balance of $511,000, from Source Capital Corporation (Source), the proceeds of which have been used principally to complete construction of the museum and for general corporate purposes. Payments on the loan, although made monthly, are to be facilitated through the following schedule of timeshare sales:

     Subsequent to February 1, 1995:
     $500 per timeshare sale between 1 and 515 units
     $1,500 per timeshare sale in excess of 516 units until the loan is repaid.

     In August 1996, the Company obtained a $500,000 loan the proceeds of which were principally used to reduce past due tax obligations, and reduce trade payable debt. The loan bears interest at 12% and has $550,000 principal balance due November 1, 1996. This loan is secured with a fourth mortgage on the Company's property and with certain of the Company's receivables. In connection with the financing, the Company granted warrants to acquire 260,000 shares of the Company's common stock at an exercise price of $.70 per share. On October 18, 1996, the maturity date was extended to February 1, 1997. In consideration for the extension the Company reduced the exercise price on the warrants from $.70 per share to $.22 per share and recognized a charge of $26,000. This loan is currently in default.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

     The fair value of the Company's notes payable, capital lease obligations and convertible subordinated debentures are estimated based on the quoted market prices for the same or similar. The estimated fair values of the notes payable, capital lease obligations and convertible subordinated debentures, respectively, at December 31, 1996 are approximately $6,145,000, $839,000 and $922,000, using an estimated market rate of 20%.
     There is no assurance that the Company could obtain financing on such terms.

(5)  Leases

     (a)  Lessee

          DRHC is obligated under various capital leases for certain hotel furniture and equipment that expire at various dates during the next five years. The Company is in default on all of their capital leases. Management estimates that these leases will be settled at the discounted present value of lease payments which is approximately $805,000, and is recorded as current ( See note 4). At December 31, 1996, the gross amount of property and equipment and related accumulated amortization recorded under capital leases is as follows:


          Furniture and equipment         $ 1,154,000
          Less accumulated amortization      (875,000)
                                           -----------

                                          $   279,000
                                           ===========

          The Company entered into a lease agreement during 1993 for the Hotel's sign under terms classified as an operating lease. The lease is for a five year period and provides for monthly payments of approximately $8,000, representing principal only. Rent expense for the years ended December 31, 1996 and 1995 aggregated $314,000 and $99,000 respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations. All leases are currently in default and presently due.

     (b)  Lessor

          The Company leased the casino and bar operations under agreements classified as operating leases, as follows:

          The Company leased approximately 6,000 square feet of its facility to an unaffiliated third party operator for purposes of operating a casino. The lease was for a four-year period beginning July 1993, with extensions available for an unspecified number of successive one-year periods. Rental income was $175 per slot machine per month but not less than $30,625 in any one month, reduced by 10% until the Company was fully operating two restaurants. Rental income was $96,000 and $502,000 for the years ended December 31, 1996 and 1995, respectively. Included in the lease is a provision whereby between July 1994 and June 1996 the Company had the right to terminate the lease. In exchange, the Company would have to pay the lessee an amount equal to the remaining book value of the slot machines, one-half of the lessee's capitalized expenditures related to the casino operations, and reimburse the lessee for renovations made to the casino area. The Company served the operator with a termination notice in February 1996 and requested that the operator cease operations effective June 30, 1996. On March 31, 1996, the operator discontinued its gaming operations on the property and subsequently filed a lawsuit against the Company.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

(6)  Income Taxes

     Income tax benefit attributable to losses from continuing operations differed from the amount computed by applying the federal income tax rate of 34% to pretax loss from operations as a result of the following:

               Computed "expected" tax benefit                      $ 2,236,000

               Reduction in income tax benefit resulting from:
                   Change in the valuation allowance for deferred
                     tax assets                                      (2,236,000)
                                                                    -----------

                                                                    $        --
                                                                    ===========

     Prior to March 8, 1994, DRHC was taxed as an S Corporation and HPL as a C Corporation. The S Corporation losses incurred prior to that date are not eligible to be carried over by the Company. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:


           Deferred tax assets:
               Net operating loss carry forward          $ 5,662,000
               Allowance for doubtful accounts                35,000
               Less valuation allowance                   (5,697,000)
                                                         -----------

                         Total net deferred tax assets   $        --
                                                         ===========

     At December 31, 1996 the Company has net operating loss  carry-forwards for
     federal  income  tax  purposes  of  approximately   $16,652,000  which  are
     available to offset future federal taxable income, if any, through 2010.

(7)  Liquidity and Going Concern

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's recurring losses from operations, working capital deficiency, debt service obligations, and defaults on various agreements raise substantial doubt about the consolidated entity's ability to continue as a going concern. The Company's recurring losses from operations, its working capital deficiency, its shareholders equity deficiency, its significant debt service obligations and its default with respect to various agreements raise substantial  doubt  about the  Company's  ability  to  continue  as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain additional financing to finance its working capital deficit until such time as cash flows from operations are sufficient to finance the Company's operations, including the Company's proposed casino operations. The Company may need to seek protection under the Federal bankruptcy laws. In addition to pursuing an alternative transaction with ILX, management is seeking additional sources of financing to reduce its debt service obligations, complete certain capital projects and fund its working capital needs. In addition, management has implemented cost control measures to improve the cash flow of the Company. There can be no assurance that the additional financing will be obtained. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On October 30, 1996 the Company entered into an Agreement for Purchase and Sale with ILX Incorporated ("ILX") under which ILX would purchase the Debbie Reynolds Hotel & Casino (the "Hotel"), including all of the Hotel's real and personal property and the Hotel's timeshare operations (the

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

     "ILX Agreement"). ILX is a publicly-held corporation based in Phoenix, Arizona which principally owns, operates and markets resort properties in Arizona, Florida, Indiana and Mexico. On May 15, 1997 ILX elected to cancel and terminate this Agreement. The Company and ILX continue to negotiate an alternative transaction, there is no guarantee that an alternative agreement will be reached.

     On June 28, 1994, the Nevada Real Estate Board granted DRRI its permanent timeshare license. The Company continues to allocate substantial resources to developing the timeshare operations. Through December 31, 1996, 1,186 timeshare units have been sold, proceeds from which total $8,693,000.

(8)  Commitments and Contingencies

     The Company finances a significant portion of its timeshare sales. To facilitate the sale of timeshares the Company has obtained a $25,000,000 (increased to $35,000,000 at March 31, 1995) commitment from Bennett Funding International, Ltd. (Bennett) whereby Bennett purchases timeshare notes receivable from the Company with recourse, and subject to its credit criteria, and advances the Company 85% of the amount financed. Generally, the Company receives at least a 10% down payment from the purchaser and finances the remaining 90% with Bennett. At December 31, 1996 the Company had utilized and was contingently liable for approximately $2,824,000 of this commitment.

     On April 21, 1997 Maxim Financial Profit Sharing Plan, filed a lawsuit in the United States District Court, District of Colorado, against the Company and others, alleging breach of contract, intentional fraud, Securities Violations and Recission. The plaintiff is seeking damages in excess of $75,000. The Company believes the probability of the outcome is not determinable within reasonable limits and accordingly no provisions for future losses, if any, from this matter have been included in the accompanying consolidated financial statements.

     A similar claim has been asserted against the Company by another party, however, at this date, the Company is unaware of any formal claim filed.

     In addition to the above mentioned lawsuits, there are numerous other lawsuits filed against the Company by certain vendors and other creditors. The Company believes that these lawsuits maybe satisfied through payment of the related indebtedness to the extent the Company's cash flow permits.

     The Company is involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters has been evaluated and those claims considered probable and estimable have been accrued. As of December 31, 1996, the Company has accrued $890,000 for these claims. In addition, the Company estimates that the ultimate resolution of one matter will result in the purchase of a fixed asset. Accordingly, the amount relating to the fixed asset will be recorded when the matter has been resolved. The Company believes the ultimate resolution of the matters which have not been accrued for will not have a materiel effect on the Company's financial position or results of operations.

(9)  Equity Transactions and Stock Plans

     In June 1994, the Board of Directors of the Company adopted the 1994 Employee Stock Compensation Plan (Plan) for all full-time and part-time employees and consultants and advisors to the Company. The Company reserved an aggregate of 1,000,000 shares of the Company's common stock for issuance under the 1994 Plan. The number of shares granted to an individual is at the discretion of the Board of Directors of the Company. During 1996, 177,710 shares were granted under the Plan.

     In June 1994, the Board of Directors adopted the 1994 Stock Option Plan (Option Plan) for officers, directors and key employees, approved by shareholders at the November 1994 Annual Shareholders meeting. The Company has reserved an aggregate of 2,000,000 shares of the Company's common stock for

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES issuance under the 1994 Plan. The Option Plan includes options intended to qualify as incentive stock options, non-qualified options, and formula plan options which are non-discretionary and will be granted annually to the disinterested directors of the Company. During 1996, the Company issued options to purchase 225,000 shares of common stock which include various exercise prices per share. The options, which vest immediately, expire on October 10, 1999 and February 16, 2001. As of December 31, 1996, none of these options have been exercised.

     In August 1995, the Company offered all holders of the Company's units issued pursuant to the Company's private placement in March and November 1994 the opportunity to convert the Series AA Preferred Stock and Debentures constituting part of the units into restricted shares of the Company's common stock. Each Series AA Preferred Stock and Debenture converted into one share of the Company's common stock at the reduced conversion prices of $2.00 and $2.25, respectively. The total dollar amount converted from Series AA Preferred Stock and Debentures was $2,954,500, which converted into 1,392,240 shares of the Company's common stock. As additional consideration, the Company also offered the unit holders the right to exercise each Class A Warrant to purchase two shares of Common Stock (instead of one) at an exercise price of $1.00 (instead of $5.50) for 60 days from the date of the offer. Pursuant to the Warrant offer, the Company received $93,120 from the exercise of warrants to purchase 93,120 shares of common stock. As additional consideration to the Company, the unit holders waived the past due interest and dividend payments owed. Total expenses associated with this conversion are $592,000.

     The convertible debentures prohibit the Company from paying any dividends, other than the dividend requirement of the preferred stock, which is payable in common stock, while the debentures are outstanding.

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

     In December 1995, the Company commenced a Regulation D offering under the Act. At December 31, 1995, the Company sold 50,000 units at a $1.00 per unit price, consisting of one share of the Company's common stock and one warrant to purchase one share of common stock. During 1996, the Company sold an additional 150,000 units. No value has been ascribed to the warrants.

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

     In connection with the $500,000 financing the Company obtained in August of 1996, the Company granted warrants to acquire 260,000 shares of the Company's common stock at an exercise price of $.70 per share. On October 18, 1996, the maturity date of the loan was extended to February 1, 1997. In consideration for the extension the Company reduced the exercise price on the warrants from $.70 per share to $.22 per share and recognized a charge of $26,000.

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES

     In connection with financing obtained by the Company in October 1996, the Company granted warrants to acquire 55,000 shares of the Company's common stock at an exercise price of $.22 per share

     Stock option activity during the periods indicated for the Company's stock option plan is as follows:

                                         Number of           Weighted Average
     Options                             Shares              Exercise Price
                                         ------              --------------
     Outstanding at

     December 31, 1994                    915,000            $3.27
     Granted                              860,000            $1.08
     Exercised                           (250,000)            $.75
     Canceled                            (110,000)           $4.00

     Outstanding at

     December 31, 1995                  1,415,000            $2.39
     Granted                              225,000             $.82
     Exercised
     Canceled

     Outstanding at
     December 31, 1996                  1,640,000            $2.17

                                         Number of           Weighted Average
     Warrants                            Shares              Exercise Price
                                         ------              --------------
     Outstanding at

     December 31, 1994                    785,904            $3.74
     Granted                               72,000            $1.83
     Exercised                            (93,120)           $1.00
     Canceled

     Outstanding at
     December 31, 1995                    764,794            $1.00
     Granted                              465,000             $.47
     Exercised
     Canceled

     Outstanding at
     December 31, 1996                  1,229,784             $.80

     The Company applies APB Opinion No. 25 in accounting for their Plans and, accordingly, no compensation cost has been recognized for their stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for their stock options under SFAS 123, the impact on the Company's net income would not be material, therefore pro forma net income and earnings per share disclosures have not been presented.

(10) Subsequent Event

     In February 1997, the Company obtained a $1,100,000 loan from Galt Capital, an affiliate of Gregory Orman, an independent third party, the proceeds of which were principally used to pay-off the TPM/Source second mortgage that was in default, reduce past due tax obligations, reduce trade payable debt and the balance will fund the Company's operations until additional financing can be arranged. The loan bears interest at 12% and has $1,100,000 principal balance. This loan is currently in default. This loan is secured pursuant to an assignment of TPM Holding, Inc. second Deed of Trust, Loan Agreement and Promissory Note dated December 1994 and is secured by a $573,000 first deed of trust placed against real

              DEBBIE REYNOLDS HOTEL & CASINO, INC. AND SUBSIDIARIES
     property owned by Selden Enterprises, ("Selden"), an affiliate of Ms. Reynolds and Todd Fisher. In addition, Debbie Reynolds and Todd Fisher have personally guaranteed this loan. The Company will issue Selden 500,000 shares of its common stock as consideration for allowing the deed of trust to be placed on its real property. The Company will also issue Ms. Reynolds 500,000 shares of its common stock in consideration of her personal guarantee and in recognition of numerous past uncompensated guarantees provided by Ms. Reynolds as well as Ms. Reynolds' continued efforts on behalf of the Company. In connection with the financing the Company has issued a warrant to purchase approximately 2% of the Company's outstanding common stock, as calculated pursuant to the agreement, at an exercise price of $.22 per share, the estimated fair market value, which expires February 5, 2000.