Form 10QSB
period 1997-03-31
REYNOLDS DEBBIE HOTEL & CASINO INC
filed 1997-08-08
CIK 790934

================================================================================
                                   FORM 10-QSB
================================================================================

                                  UNITED STATES

                        SECURITIES & EXCHANGE COMMISSION

================================================================================
                             Washington, D.C. 20549
================================================================================

================================================================================
(Mark One)
================================================================================

__X__ Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
===============================================================================
                      For the quarter ended March 31, 1997
===============================================================================
===============================================================================
                                       or
===============================================================================

================================================================================
______ Transition  Report  Pursuant  to Section  13 or 15 (d) of the  Securities
       Exchange Act of 1934 For the Transition period from _______ to ________

================================================================================


Commission File Number 0-18864

===============================================================================
                         DEBBIE REYNOLDS HOTEL & CASINO,
                                      INC.
===============================================================================

             (Exact Name of Registrant as specified in its charter)

================================================================================
                        Nevada                    88-0335924
================================================================================

    (State or other jurisdiction of             (I.R.S. Employer

    incorporation or organization)              Identification No.)

================================================================================
              305 Convention Center Drive, Las Vegas, Nevada 89109
================================================================================

               (Address of principal executive offices - Zip Code)

                                 (702) 734-0711

              (Registrant's telephone number, including area code)



              (Former name, Former address, or former fiscal year,
                         if changed since last report)



================================================================================
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
================================================================================

1.       YES  _X_____  NO

2.       YES  _X_____  NO  ______

================================================================================
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
================================================================================

================================================================================
Indicate the Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
================================================================================
13,906,945 common shares were outstanding as of July 3, 1997.

This filing consisting of 15 sequentially numbered pages. The exhibit index is located at sequentially numbered page 14.

                                   FORM 10-QSB
================================================================================
                                  PAGE 2 OF 15

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                Form 10-QSB for the Quarter ended March 31, 1997

                                Table of Contents
                                                                          Page

PART I.       FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets:
               As of March 31, 1997 (unaudited) and December 31, 1996      3

               Unaudited Consolidated Statement of Operations:
               For the three months ended March 31, 1997 and 1996          4

               Unaudited Consolidated Statements of Cash Flows:
               For the three months ended March 31, 1997 and 1996          5

               Notes to Consolidated Financial Statements                  6

    Item 2.   Management's Discussion and Analysis or Plan of Operation    9



PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings                                            12

    Item 2.   Changes in Securities                                        13

    Item 3.   Defaults Upon Senior Securities                              13

    Item 4.   Submission of Matters to a Vote of Security Holders          14

    Item 5.   Other Information                                            14

    Item 6.   Exhibits and Reports on Form 8-K                             14



SIGNATURES                                                                 15

PART I. ITEM 1. FINANCIAL STATEMENTS


                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                           Consolidated Balance Sheets

                      March 31, 1997 and December 31, 1996



                                                       March 31,   December 31,
                             Assets                      1997          1996
Current assets: ...................................   (Unaudited)
    Cash and cash equivalents .....................$      18,000 $        --
    Restricted cash ...............................        2,000         2,000
    Accounts receivable ...........................    1,022,000       985,000
    Inventories and Other .........................      773,000       844,000
           Total current assets ...................    1,815,000     1,831,000

Land and building .................................    6,619,000     6,576,000
Furniture and equipment ...........................    3,826,000     4,010,000
                                                      10,445,000    10,586,000
Less accumulated depreciation .....................   (3,528,000)   (3,219,000)
           Net property and equipment .............    6,917,000     7,367,000
Other assets:
    Deposits and other ............................       87,000        94,000
           Total assets ...........................$   8,819,000 $   9,292,000

              Liabilities and Shareholders' Equity
Current liabilities:
    Bank overdraft ................................$                   103,000
    Current maturities of long-term debt and capita 9,716,000 8,688,000 obligations
    Accounts payable and accrued liabilities ......    5,118,000     5,381,000
     Due to affiliates ............................    1,589,000     1,447,000
     Timeshare deposits ...........................        2,000         2,000
           Total current liabilities ..............   16,425,000    15,621,000

Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.0001 par value.  Authorized
    50,000,000 shares, 2,000,000 designated Series
    AA, 215,844 issued and outstanding ............         --              --
    Common stock, $.0001 par value.  Authorized 25,
    shares, 12,645,417 and 12,615,417 shares issued
    and outstanding, respectively                          1,000         1,000
    Additional paid-in capital ....................   15,171,000    15,160,000
    Accumulated deficit ...........................  (22,778,000)  (21,490,000)
           Total shareholders' equity (deficiency)    (7,606,000)   (6,329,000)
           Total liabilities and shareholders' equi    8,819,000 $   9,292,000

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                      Consolidated Statements of Operations

                   Three months ended March 31, 1997 and 1996

                                   (Unaudited)



                                                             1997         1996
                                                     ------------ ------------
Revenue:
    Timeshare ...................................... $            $    326,000
    Rooms ..........................................      442,000      751,000
    Showroom .......................................      356,000      189,000
    Museum .........................................       82,000      121,000
    Food & Beverage ................................       90,000      275,000
    Other ..........................................       61,000      224,000
           Total revenue ...........................    1,031,000    1,886,000

Operating expenses:
    Timeshare ......................................         --        262,000
    Rooms ..........................................      186,000      309,000
    Showroom .......................................      379,000      451,000
    Museum .........................................       67,000       84,000
    Food & Beverage ................................      147,000      409,000
    General and administrative, Facilities and Other      813,000    1,092,000
    Depreciation and amortization ..................      309,000      378,000
           Total operating expenses ................    1,901,000    2,985,000

           Loss from operations ....................     (870,000)  (1,099,000)

Other income (expense):
    Interest expense ...............................     (418,000)    (338,000)
           Total other income (expense) ............     (418,000)    (338,000)

Net loss ........................................... $ (1,288,000)$ (1,437,000)


Loss per weighted-average common and common share
      equivalents outstanding: Net loss per share... $       (.10)$       (.12)

      Weighted-average number of common shares and
      common share equivalents outstanding .........   12,630,750   11,655,181

                     DEBBIE REYNOLDS HOTEL & CASINO, INC.

                      Consolidated Statements of Cash Flows

                   Three months ended March 31, 1997 and 1996

                                   (Unaudited)


                                                            1997         1996
                                                     -----------  -----------

Cash flows from operating activities:
    Net loss for the period ........................ $(1,288,000) $(1,437,000)
    Adjustments to reconcile net income to net cash
    provided by (used in)  operations ..............     137,000    1,609,000
           Net cash used in operating activities ...  (1,151,000)     172,000

Cash flows from investing activities:
    Purchases of property and equipment ............     141,000     (560,000)
           Net cash used in investing activities ...     141,000     (560,000)

Cash flows from financing activities:
    Additional investments from shareholder ........        --        150,000
    Net increase In long-term debt .................   1,028,000      (22,000)
           Net cash provided by financing activities   1,028,000      128,000

Net increase (decrease) in cash ....................      18,000     (260,000)

Cash at beginning of period ........................     172,000         -0-

Cash at end of period .............................. $    18,000  $   (88,000)


Supplemental disclosures of cash flow information:
    Interest paid on borrowings .................... $   418,000  $   338,000


     Supplemental disclosures of noncash investing and financing activities:

During 1995, the Company issued 814,806 shares of common stock with a fair market value of approximately $1,233,000 for consulting and other services rendered.
During 1995, the Company completed the construction of its timeshare units and transferred all unsold units with a cost of $557,000 into inventory.
During 1995, the Company issued 696,120 shares of common stock through conversion of 348,060 shares of preferred stock.
During 1995, the Company issued 696,120 shares of common stock valued at $1,566,000 through conversion of debt.
In May 1996, the Company issued 378,182 shares of common stock through conversion of 104,000 shares of preferred stock.
In May 1996, the Company issued 425,455 shares of common stock valued at $628,000 through conversion of debt.

                                  PAGE 6 OF 15
--------------------------------------------------------------------------------
                                 Form 10-QSB
================================================================================

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                     Notes to Unaudited Financial Statements

                      March 31, 1997 and December 31, 1996




 (1) Basis of Presentation

     (a) Corporate Organization The accompanying consolidated financial statements include the accounts of Debbie Reynolds Hotel & Casino, Inc., formerly Halter Venture Corporation (Halter) and its wholly-owned subsidiaries Debbie Reynolds Management Company, Inc., formerly Debbie Reynolds Hotel & Casino, Inc. (DRMC) and Debbie Reynolds Resorts, Inc. (DRRI) (collectively the Companies). The December 31, 1996 balance sheet data was derived from audited financial statements of Debbie Reynolds Hotel & Casino, Inc., but does not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Annual Report on Form 10-KSB when reviewing the interim financial results presented herein. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited interim financial statements are prepared in accordance with the instructions on Form 10-QSB and contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 1997.

(b) Description of Business

The Company's operations consist primarily of the hotel operations of DRMC and the timeshare operations of DebbieReynolds Resorts, Inc. ("DRRI"), a wholly-owned subsidiary of DRMC. DRMC owns and operates the Debbie Reynolds Hotel & Casino (the "Hotel"), a gift shop, the Hollywood Motion Picture Museum, a restaurant and bar and a showroom located on Convention Center Drive in Las Vegas, Nevada. The Company's operations, through DRRI, also consist of the sale of timeshare units in the Debbie Reynolds Hotel. DRRI obtained a permanent timeshare license on June 28, 1994. The Company is in the process of restructuring its timeshare division and currently is not actively selling  timeshare  units.  In addition,  DRMC and its management have pending applications filed for a gaming license from the Nevada gaming authorities; however, there can be no assurance that such license will be granted. Due to the Company's poor capital structure and acting on the advice of counsel, the Company requested the Nevada Gaming Authorities to place a hold on processing its pending gaming applications until its capital structure substantially improves. Prior to March 31, 1996, the Company leased space to a third party for the operation of a casino. The Company served the operator with a termination notice in February 1996 pursuant to the terms of the lease agreement, because the Company was losing money on a monthly basis. The Company requested Jackpot to cease operations as of June 30, 1996. On March 31, 1996 the operator discontinued its gaming operations on the property, removed all of its gaming equipment and subsequently filed a lawsuit against DRHC. [See Item 3 - Legal Proceedings]

On October 30, 1996 the Company entered into an Agreement for Purchase and Sale with ILX Incorporated ("ILX") under which ILX would purchase the Debbie Reynolds Hotel & Casino (the "Hotel"), including all of the Hotel's real and personal property and the Hotel's timeshare operations (the "ILX Agreement"). ILX is a publicly-held corporation based in Phoenix, Arizona which principally owns, operates and markets resort properties in Arizona, Florida, Indiana and Mexico. On May 15, 1997 ILX elected to cancel and terminate this Agreement. The Company and ILX continue to negotiate an alternative transaction. There is no guarantee that an alternative agreement will be reached.

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

On July 3, 1997 the Company filed for relief under Chapter 11 of the Bankruptcy Code. Due to the inability of the Company to generate sufficient funds to cover all of its expenses it filed for relief under Chapter 11 of the Bankruptcy Code. The Company will seek reorganization of its debts. Also filing were subsidiary companies Debbie Reynolds Management Company and Debbie Reynolds Resorts, Inc. In addition, Miss Debbie Reynolds has resigned as Chairman of the Board, Director and an Officer of Debbie Reynolds Hotel & Casino, Inc., Debbie Reynolds Management Company and Debbie Reynolds Resorts, Inc.

Debbie Reynolds and Raymax Productions, LTD, ("Raymax"), a corporation wholly-owned by Ms. Reynolds, terminated their services agreement with the Company in November 1996 due to the Company's default under the agreement. Ms. Reynolds has agreed to render showroom and other services on an "at will" basis, terminable at anytime. In addition, in November 1996 Ms. Reynolds terminated her License Agreement with the Company with respect to her Hollywood memorabilia collection and her name and likeness due to the Company's defaults under the agreements. Also, Hollywood Motion Picture and Television Museum, a non-profit organization, has terminated its License Agreement with the Company with respect to its Hollywood memorabilia collection due to the Company's defaults, effective January 1997.

The Company's principal executive offices are located at 305 Convention Center Drive, Las Vegas, Nevada 89109 and its telephone number is (702) 734-0711.

(2) Capital Stock  Transactions

See (Item 2)  Management's  Discussion  and  Analysis,  (2)
Liquidity and Capital Resources, for additional discussions of the Company's capital stock transactions.

(3) Contingencies

The Company is involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters has been evaluated and those claims considered probable and estimable have been accrued. As of March 31, 1997 the Company has accrued $890,000 for these claims.

See Part II (Other Information), Item 1 (Legal Proceedings) for lawsuits filed against the Company.

                                  PAGE 9 OF 15
================================================================================
                                 Form 10-QSB PM
=============================================================================
==============================================================================
PART I. ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF
OPERATIONS

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

(2) Liquidity and Capital Resources

In February 1995, the Company obtained a $525,000 loan from Bennett Funding International, LTD., ("Bennett"), the proceeds of which were principally used in the construction of the museum and for general corporate purposes. The loan bears interest at 13% and was due March 22, 1997 and is in default. The loan is secured by the Company's real and personal property.

In May 1995, the Company obtained a $340,000 loan from Bennett, the proceeds of which were principally used for general corporate purposes. The loan bears interest at 13% and was due and is in default. The loan is secured by the Company's real and personal property.

In August 1995, the Company obtained a $2,865,000 loan from Bennett, the proceeds of which were principally used to pay off existing debt and for general corporate purposes, which includes the $340,000 advanced to the Company in May of 1995 and $525,000 advanced in February of 1995. The loan bears interest at 14% and is due August 23, 1999. The loan is secured by the Company's real and personal property. Ms. Reynolds has personally guaranteed this loan. As of January 1997, this loan is in default.

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

In August 1996, the Company obtained a $500,000 loan from Gregory Orman, a non-affiliated party, the proceeds of which were principally used to reduce past due tax obligations, reduce accounts payable and enabled the Company to engage its auditors. The loan bears interest at 12% and has $550,000 principal balance which was due November 1, 1996 and is in default. This loan is secured with a fourth mortgage on the Company's property and with certain of the Company's receivables. In connection with the financing the Company granted Orman warrants to acquire 260,000 shares of the Company's common stock at an exercise price of $.70 per share. On October 18, 1996, Orman agreed to extend the maturity date to February 1, 1997. In consideration for the extension the Company reduced Orman's exercise price on the warrants to acquire 260,000 shares of the Company's common stock from $.70 per share to $.22 per share. This loan is personally guaranteed by Ms. Reynolds and Todd Fisher. This loan is in default.

In February 1997, the Company obtained a $1,100,000 loan from Galt Capital, an affiliate of Gregory Orman, a non-affiliated party, the proceeds of which were principally used to pay-off the TPM/Source second mortgage that was in default, reduce past due tax obligations, reduce accounts payable. The balance was used to fund the Company's operations. The loan bears interest at 12% and had $1,100,000 principal balance due June 5, 1997 and is in default. This loan is secured pursuant to an assignment of TPM Holding, Inc. second Deed of Trust, Loan Agreement and Promissory Note dated December 1994 and is secured by a $573,000 first deed of trust placed against real property owned by Selden Enterprises, ("Selden"), an affiliate of Ms. Reynolds and Todd Fisher. In addition, Debbie Reynolds and Todd Fisher have personally guaranteed this loan. The Company will issue Selden 500,000 shares of itscommon stock as consideration for allowing the deed of trust to be placed on its real property. The Company will also issue Ms. Reynolds 500,000 shares of its common stock in consideration of her personal guarantee and in recognition of numerous past uncompensated guarantees provided by Ms. Reynolds as well as Ms. Reynolds' continued efforts on behalf of the Company. In connection with the financing the Company has issued a warrant to Galt Capital to purchase approximately 2% of the Company's outstanding common stock, as calculated pursuant to the agreement, at an exercise price of $.22 per share, the estimated fair market value, which expires February 5, 2000. This loan is in default.

In April 1997, the Company offered all remaining holders of the Company's units issued pursuant to the Company's private placement memorandum dated November 17, 1994 the opportunity to convert the Series AA Preferred Stock and Debentures constituting part of the units into restricted shares of the Company's common stock. Each Series AA Preferred Stock and Debenture converted into one share of the Company's common stock at the reduced conversion prices of $1.00. The total dollar amount converted from Series AA Preferred Stock and Debentures was $261,528 which converted into 261,528 shares of the Company's common stock. As additional consideration to the Company, the unit holders waived the past due interest and dividend payments owed.

As of March 1997, the Company is in default under the following obligations: the Bennett Management & Development ("BMD") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BMD mortgage had a balance of approximately $2,115,000 plus accrued interest outstanding at March 31, 1997; the Bennett Funding International, Ltd. ("BFI") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BFI mortgage had a principal balance of approximately $2,865,000 plus accrued interest outstanding at March 31, 1997; the Gregory Orman ("Orman") mortgage is in default due to non-payment of interest and the note has matured and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the Orman mortgage had a principal balance of approximately $550,000 plus accrued interest outstanding at March 31, 1997; the Galt Capital ("Galt") mortgage is in default due to non-payment of interest and the note has matured and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the Galt mortgage had a principal balance of approximately $1,100,000 plus accrued interest outstanding at March 31, 1997; and the Company is in default on its unsecured subordinated debentures due to non-payment of monthly interest, and the debentures have matured, the holders have the right to accelerate immediately and make demand on the entire outstanding principal balance.

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

On July 3, 1997 the Company filed for relief under Chapter 11 of the Bankruptcy Code, due to the inability of the Company to generate sufficient funds to cover its expenses and obliagations. The Company will seek reorganization of its debts. Also filing were subsidiary companies Debbie Reynolds Management Company and Debbie Reynolds Resorts, Inc. In addition, Miss Debbie Reynolds has resigned as Chairman of the Board, Director and an Officer of Debbie Reynolds Hotel & Casino, Inc., Debbie Reynolds Management Company and Debbie Reynolds Resorts, Inc.

The Company had a working capital deficiency of $14,610,000 at March 31, 1997, compared with a working capital deficiency of $10,059,000 at December 31, 1996, an increase of $4,551,000. This increase is attributable to the Company continuing to incur substantial operating losses during the three months ended March 31, 1997 and maturing long-term debt.

(3)  Revenues

Revenues for the quarter ended March 31, 1997 totaled $1,031,000 as compared to $1,886,000 for the quarter ended March 31, 1996, representing an 45.3% decrease for 1997. This decrease is attributable, in large part, to the decrease in rooms revenue of $309,000 as compared to the quarter ended March 31, 1996 and the decrease in timeshare revenue of $326,000 as compared to the quarter ended March 31, 1996. The decrease in rooms revenue is attributed to increased competition in the Las Vegas market. The decrease in timeshare revenue is attributed to the Company restructuring its timeshare division and currently is not actively selling timeshare units.

The loss from operations for the quarter ended March 31, 1997 totaled $870,000 as compared to a $1,099,000 loss from operations for the first quarter ended 1996. Included in the loss from operations was $57,000 loss from the restaurant operations. The net loss for the quarter ended March 31, 1997 totaled $1,288,000 as compared to $1,437,000 for the quarter ended March 31, 1996.

(4) Interest  Expense

Interest expense increased from $338,000 for the three months ended March 31, 1996 to $418,000 for three months ended March 31, 1997 due to additional debt which was incurred and the increased interest rates associated the with new loans and the loans in default.

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

On July 27, 1995, Norman Eugene Watson, filed a lawsuit against the Company and others in the District Court of Clark County, Nevada, alleging breach of contract, fraud and misrepresentation and other claims. The plaintiff seeks damages in excess of $10,000.
                                  PAGE 13 OF 15

On August 10, 1995, Fiduciary Trust Company International, as Trustee of the Taylor-Made Ltd. Defined Benefit Pension Plan, filed a lawsuit in the District Court of Clark County, Nevada, against the Company and others, alleging breach of contract and unjust enrichment. The plaintiff seeks damages in excess of $10,000. The Company is negotiating a settlement with respect to this lawsuit.

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

Item 2. Changes in Securities

 None

Item 3. Defaults Upon Senior Securities

The Company is in default in respect to the payment of interest on its 8-3/4% senior subordinated convertible debentures due in October 1996 and November 1998. The total amount of the default as of March 31, 1997 is approximately $490,000.

As of March 1997, the Company is in default under the following obligations: the Bennett Management & Development ("BMD") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BMD mortgage had a balance of approximately $2,115,000 plus accrued interest outstanding at March 31, 1997; the Bennett Funding International, Ltd. ("BFI") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BFI mortgage had a principal balance of approximately $2,865,000 plus accrued interest outstanding at March 31, 1997; the Gregory Orman ("Orman") mortgage is in default due to non-payment of interest and the note has matured and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the Orman mortgage had a principal balance of approximately $550,000 plus accrued interest outstanding at March 31, 1997; the Galt Capital ("Galt") mortgage is in default due to non-payment of interest and the note has matured and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the Galt mortgage had a principal balance of approximately $1,100,000 plus accrued interest outstanding at March 31, 1997. (See Part I - Item 2 Management Discussion and Analysis (2) liquidity and Capital resources for a more complete details of the Galt Capital mortgage).
                                  PAGE 14 OF 15

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other  Information

          None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          None

(b)  Reports  on Form 8-K

     During the quarter ended March 31, 1997 the Registrant filed the following reports on Form 8-K:

          None

                                 Form 10-QSB PM

Page 15 of 15

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           DEBBIE REYNOLDS HOTEL & CASINO,  INC.




                           By: /S/ Todd Fisher
                               Todd Fisher,  Chief Executive Officer


 Date:  July 23, 1997


                          By: /S/ Todd Fisher_
                              Todd Fisher,  Chief Financial Officer