Form 10QSB
period 1997-06-30
REYNOLDS DEBBIE HOTEL & CASINO INC
filed 1997-09-09
CIK 790934

================================================================================
                                   FORM 10-QSB
================================================================================
================================================================================
                                  UNITED STATES
================================================================================
                        SECURITIES & EXCHANGE COMMISSION
================================================================================
                             Washington, D.C. 20549
================================================================================
================================================================================
(Mark One)
================================================================================
================================================================================
__X__ Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934
================================================================================
================================================================================
                       For the quarter ended June 30, 1997
================================================================================
================================================================================
                                       or
================================================================================
================================================================================
  ______ Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
================================================================================
================================================================================
         For the Transition period from ____________ to ______________
================================================================================
                         Commission File Number 0-18864
================================================================================
                      DEBBIE REYNOLDS HOTEL & CASINO, INC.
================================================================================
             (Exact Name of Registrant as specified in its charter)
================================================================================
================================================================================
            Nevada                                             88-0335924
================================================================================
================================================================================
  (State or other jurisdiction of                           (I.R.S. Employer
================================================================================
   incorporation or organization)                          Identification No.)
================================================================================
              305 Convention Center Drive, Las Vegas, Nevada 89109
================================================================================
================================================================================
              (Address of principal executive offices - Zip Code)
================================================================================
================================================================================
                                 (702) 734-0711
================================================================================
================================================================================
              (Registrant's telephone number, including area code)
================================================================================
   (Former name, Former address, or former fiscal year, if changed since last report)
================================================================================
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
================================================================================
================================================================================
1. YES _X_____ NO
================================================================================
2. YES X_____ NO ______
================================================================================
APPLICABLE ONLY TO CORPORATE ISSUERS:
================================================================================
================================================================================
Indicate the Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
================================================================================
13,906,945 common shares were outstanding as of August 11, 1997. This filing consisting of 16 sequentially numbered pages. The exhibit index is located at sequentially numbered page 15.
                                  Page 1 of 16

                                   Form 10-QSB
================================================================================
                      DEBBIE REYNOLDS HOTEL & CASINO, INC.
                 Form 10-QSB for the Quarter ended June 30, 1997

                             Table of Contents


                                                                      Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated  Financial  Statements

Consolidated Balance Sheets:
As of June 30,1997  (unaudited)  and December 31, 1996                3

Unaudited  Consolidated  Statement of Operations:
For the six  months  ended  June  30,  1997  and  1996                4

Unaudited Consolidated  Statement of Operations:
For the three months ended June 30, 1997 and 1996                     5

Unaudited  Consolidated  Statements of Cash Flows:
For the six months ended June 30, 1997 and 1996                       6

Notes to Consolidated Financial Statements                            7

Item 2.  Management's  Discussion and Analysis or Plan of Operation   10

PART II. OTHER INFORMATION

Item 1. Legal  Proceedings                                            13

Item 2. Changes in Securities                                         14

Item 3. Defaults Upon Senior Securities                               15

Item 4. Submission of Matters to a Vote of Security Holders           15

Item 5. Other Information                                             15

Item 6. Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                            16

Part  I. Item  1.   Financial Statements


                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                           Consolidated Balance Sheets

                       June 30, 1997 and December 31, 1996


                                                       June 30,    December 31,
Assets                                                   1997          1996
                                                     ------------ ------------
Current assets:                                       (Unaudited)
Cash and cash equivalents                            $       --   $       --
Restricted cash                                             2,000        2,000
Accounts receivable                                       892,000      985,000
Inventories and Other                                     847,000      844,000
Total current assets                                    1,741,000    1,831,000

Land and building                                       6,576,000    6,576,000
Furniture and equipment                                 3,824,000    4,010,000
                                                       10,400,000   10,586,000
Less accumulated depreciation                          (3,835,000)  (3,219,000)
Net property and equipment                              6,565,000    7,367,000
Other assets:
Deposits and other                                        105,000       94,000
Total assets                                         $  8,411,000 $  9,292,000

Liabilities and Shareholders' Equity
Current liabilities:
Bank overdraft                                       $     37,000 $    103,000
Current maturities of long-term debt and capital lease  9,540,000    8,688,000
Accounts payable and accrued liabilities                5,408,000    5,381,000
Due to affiliates                                       1,831,000    1,447,000
Timeshare deposits                                          2,000        2,000
Total current liabilities                              16,818,000   15,621,000

Commitments and contingencies Shareholders' equity:
Preferred stock, $.0001 par value. Authorized 50,000,000 shares, 2,000,000 designated Series AA, 187,076 issued and outstanding

Common stock, $.0001 par value. Authorized 25,000,000       1,000        1,000
13,906,945 and 12,615,417 shares issued and outstanding,
respectively
Additional paid-in capital                             15,347,000   15,160,000
Accumulated deficit                                   (23,755,000) (21,490,000)
Total shareholders' equity (deficiency)                (8,407,000)  (6,329,000)
Total liabilities and shareholders' equity           $  8,411,000 $  9,292,000

                       DEBBIE REYNOLDS HOTEL & CASINO, INC

                      Consolidated Statements of Operations

                     Six months ended June 30, 1997 and 1996

                                   (Unaudited)




                                                          1997         1996
                                                     ------------ ------------
Revenue:
Timeshare                                            $     66,000 $    669,000
Rooms                                                     886,000    1,346,000
Showroom                                                1,104,000      916,000
Museum                                                    188,000      248,000
Food & Beverage                                           215,000      477,000
Other                                                     103,000      355,000
Total revenue                                           2,562,000    4,011,000

Operating expenses:
Timeshare                                                  62,000      504,000
Rooms                                                     374,000      606,000
Showroom                                                  876,000    1,380,000
Museum                                                    140,000      172,000
Food & Beverage                                           322,000      902,000
General and administrative, Facilities and Other cost   1,704,000    1,774,000
Depreciation and amortization                             618,000      755,000
Total operating expenses                                4,097,000    6,093,000

Loss from operations                                   (1,535,000)  (2,082,000)

Other income (expense):
Interest expense                                         (730,000)    (829,000)
Total other income (expense)                             (730,000)    (829,000)

Net loss                                             $ (2,265,000)$ (2,911,000)


Loss per weighted-average common and common share equivalents outstanding:
Net loss per share                                   $       (.17)$       (.24)

Weighted-average number of common shares and common share
equivalents outstanding                                13,443,097   11,943,114

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                      Consolidated Statements of Operations

                    Three months ended June 30, 1997 and 1996

                                   (Unaudited)




                                                            1997        1996
                                                        ---------   ---------
Revenue:
    Timeshare                                           $  66,000   $ 343,000
    Rooms                                                 444,000     595,000
    Showroom                                              749,000     727,000
    Museum                                                105,000     127,000
    Food & Beverage                                       125,000     202,000
    Other                                                  42,000     131,000
           Total revenue                                1,531,000   2,125,000

Operating expenses:
    Timeshare                                              21,000     242,000
    Rooms                                                 188,000     297,000
    Showroom                                              497,000     929,000
    Museum                                                 72,000      88,000
    Food & Beverage                                       175,000     493,000
    General and administrative, Facilities and Other cos  935,000     682,000
    Depreciation and amortization                         309,000     377,000
           Total operating expenses                     2,197,000   3,108,000

           Loss from operations                          (666,000)   (983,000)

Other income (expense):
    Interest expense                                     (311,000)   (491,000)
           Total other income (expense)                  (311,000)   (491,000)

Net loss                                                $(977,000)$(1,474,000)


Loss per weighted-average common and common share equivalents outstanding:
      Net loss per share                                $    (.07)  $    (.12)

      Weighted-average number of common shares and common share
        equivalents outstanding                        13,645,417  12,227,882

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                      Consolidated Statements of Cash Flows

                     Six months ended June 30, 1997 and 1996

                                   (Unaudited)


                                                           1997        1996
                                                        ---------   ---------

Cash flows from operating activities:
    Net loss for the period                            $(2,265,000)$(2,911,000)
    Adjustments to reconcile net income to net cash
    provided by (used in)operations                      1,227,000   3,054,000
           Net cash used in operating activities        (1,038,000)    143,000

Cash flows from investing activities:
    Purchases of property and equipment                    186,000    (471,000)
           Net cash used in investing activities           186,000    (471,000)

Cash flows from financing activities:
    Additional investments from shareholder                 ----       150,000
    Net increase In long-term debt                         852,000     (39,000)
           Net cash provided by financing activities       852,000     111,000

Net increase (decrease) in cash                                -0-    (217,000)

Cash at beginning of period                                172,000       -0-

Cash at end of period                                   $  (45,000)      -0-

Supplemental disclosures of cash flow information:
    Interest paid on borrowings                         $ 730,000   $  829,000



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

In April 1997, the Company issued 123,072 shares of common stock through conversion of 30,768 shares of preferred stock.

In April 1997, the Company issued 138,456 shares of common stock valued at $138,456 through conversion of debt.

- --------------------------------------------------------------------------------
                                 Form 10-QSB
================================================================================
                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

                     Notes to Unaudited Financial Statements

                       June 30, 1997 and December 31, 1996




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

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

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

                      DEBBIE REYNOLDS HOTEL & CASINO, INC.

 (2)   Capital Stock Transactions

     See (Item 2) Management's Discussion and Analysis, (2) Liquidity and Capital Resources, for additional discussions of the Company's capital stock transactions.

 (3)   Contingencies

     The Company is involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters has been evaluated and those claims considered probable and estimable have been accrued. As of June 30, 1997 the Company has accrued $890,000 for these claims.

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

     As of June 1997, the Company is in default under the following obligations: the Bennett Management & Development ("BMD") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BMD mortgage had a balance of approximately $2,115,000 plus accrued interest outstanding at June 30, 1997; the Bennett Funding International, Ltd. ("BFI") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BFI mortgage had a principal balance of approximately $2,865,000 plus accrued interest outstanding at June 30, 1997; the Gregory Orman ("Orman") mortgage is in default due to non-payment of interest and the note has matured and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the Orman mortgage had a principal balance of approximately $550,000 plus accrued interest outstanding at June 30, 1997; the Galt Capital ("Galt") mortgage is in default due to non-payment of interest and the note has matured and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the Galt mortgage had a principal balance of approximately $1,100,000 plus accrued interest outstanding at June 30, 1997; and the Company is in default on its unsecured subordinated debentures due to non-payment of monthly interest, and the debentures have matured, the holders have the right to accelerate immediately and make demand on the entire outstanding principal balance.

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

     The Company had a working capital deficiency of $15,077,000 at June 30, 1997, compared with a working capital deficiency of $10,059,000 at December 31, 1996, an increase of $5,018,000. This increase is attributable to the Company continuing to incur substantial operating losses during the six months ended June 30, 1997 and maturing long-term debt.

 (3)   Revenues

     Revenues for the quarter ended June 30, 1997 totaled $1,531,000 as compared to $2,125,000 for the quarter ended June 30, 1996, representing an 30% decrease for 1997. This decrease is attributable, in large part, to the decrease in rooms revenue of $151,000 as compared to the quarter ended June 30, 1996 and the decrease in timeshare revenue of $277,000 as compared to the quarter ended June 30, 1996. The decrease in rooms revenue is attributed to increased competition in the Las Vegas market. The decrease in timeshare revenue is attributed to the Company restructuring its timeshare division and currently is not selling timeshare units. The timeshare revenue of $66,000 recognized during the quarter ended June 30, 1997 were generated from timeshare contracts entered into during 1996.

     The loss from operations for the quarter ended June 30, 1997 totaled $666,000 as compared to a $983,000 loss from operations for the second quarter ended 1996. Included in the loss from operations was $50,000 loss from the restaurant operations. The net loss for the quarter ended June 30, 1997 totaled $977,000 as compared to $1,474,000 for the quarter ended June 30, 1996.

     Revenues for the six months ended June 30, 1997 totaled $2,562,000 as compared to 4,011,000 for the six months ended June 30, 1996, representing an 36% decrease for 1997. This decrease is attributed, in large part, to the decrease of $603,000 in timeshare sales for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease in revenue is also attributable to the decrease in rooms revenue of $460,000 as compared to the six months ended June 30, 1996. The decrease in room revenue is attributed to increased competition in the Las Vegas market.

     The loss from operations for the six months ended June 30, 1997 totaled $1,535,000 as compared to $2,082,000 for the six months ended June 30, 1996. The Company decreased showroom operating expenses by $504,000 as compared to the six months ended June 30, 1996. The restaurant operation generated $107,000 in operating losses for the period ended June 30, 1997 as compared to $425,000 in operating losses for the period ended June 30, 1996. The net loss for the six months ended June 30, 1997 totaled $2,265,000 as compared to $2,911,000 for the six months ended June 30, 1996.

 (4)   Interest Expense

     Interest expense decreased from $829,000 for the six months ended June 30, 1996 to $730,000 for six months ended June 30, 1997.

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

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities


     The Company is in default in respect to the payment of interest on its 8-3/4% senior subordinated convertible debentures due in October 1996 and November 1998. The total amount of the default as of June 30, 1997 is approximately $472,000.

     As of June 1997, the Company is in default under the following obligations: the Bennett Management & Development ("BMD") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BMD mortgage had a balance of approximately $2,115,000 plus accrued interest outstanding at June 30, 1997; the Bennett Funding International, Ltd. ("BFI") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BFI mortgage had a principal balance of approximately $2,865,000 plus accrued interest outstanding at June 30, 1997; the Gregory Orman ("Orman") mortgage is in default due to non-payment of interest and the note has matured and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the Orman mortgage had a principal balance of approximately $550,000 plus accrued interest outstanding at June 30, 1997; the Galt Capital ("Galt") mortgage is in default due to non-payment of interest and the note has matured and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the Galt mortgage had a principal balance of approximately $1,100,000 plus accrued interest outstanding at June 30, 1997. (See Part I - Item 2 Management Discussion and Analysis (2) liquidity and Capital resources for a more complete details of the Galt Capital mortgage).

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    None

              (b)   Reports on Form 8-K

     During the quarter ended June 30, 1997 the Registrant filed the following reports on Form 8-K:

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



                                            DEBBIE REYNOLDS HOTEL & CASINO, INC.





                                             By: /S/ Todd Fisher

                                            Todd Fisher, Chief Executive Officer





Date: August 14, 1997



                                             By: /S/ Todd Fisher

                                            Todd Fisher, Chief Financial Officer