Form 10QSB
period 1997-09-30
REYNOLDS DEBBIE HOTEL & CASINO INC
filed 1997-11-17
CIK 790934

FORM 10-QSB

                                UNITED STATES

                      SECURITIES & EXCHANGE COMMISSION

                         Washington, D.C. 20549

(Mark One)

__X__     Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
           Act of 1934
                       For the quarter ended September 30, 1997

                                                                or

______    Transition Report Pursuant to Section 13 or 15 (d) of the Securities
           Exchange Act of 1934

                  For the Transition period from ____________  to  _________


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

1.       YES  _X_____  NO

2.       YES   X_____  NO  ______

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

13,906,945 common shares were outstanding as of November 11, 1997.

This filing consisting of 17 sequentially numbered pages. The exhibit index is located at sequentially numbered page 16.

                             Form 10-QSB

                   DEBBIE REYNOLDS HOTEL & CASINO, INC.

            Form 10-QSB for the Quarter ended September 30, 1997



                              Table of Contents

                                                                    Page
PART I.       FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets:
         September 30, 1997 (unaudited) and December 31, 1996         3

        Unaudited Consolidated Statement of Operations:
         For the nine months ended September 30, 1997 and 1996        4

        Unaudited Consolidated Statement of Operations:
         For the three months ended September 30, 1997 and 1996       5

        Unaudited Consolidated Statements of Cash Flows:
         For the nine months ended September 30, 1997 and 1996        6

        Notes to Unaudited Consolidated Financial Statements
         September 30, 1997 and December 31, 1996                     7

Item 2.  Management's Discussion and Analysis or Plan of Operation   10

PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings                                      14

    Item 2.   Changes in Securities                                  15

    Item 3.   Defaults Upon Senior Securities                        15

    Item 4.   Submission of Matters to a Vote of Security Holders    16

    Item 5.   Other Information                                      16

    Item 6.   Exhibits and Reports on Form 8-K                       16



SIGNATURES                                                           17

Part  I.      Item  1.       Financial Statements


                   DEBBIE REYNOLDS HOTEL & CASINO, INC.

                       Consolidated Balance Sheets

                 September 30, 1997 and December 31, 1996


                                                 September 30,   December 31,
                                                     1997            1996
                   Assets
Current assets: ................................   (Unaudited)
    Cash and cash equivalents .................. $     11,000   $       --
    Restricted cash ............................        2,000          2,000
    Accounts receivable ........................      904,000        985,000
    Inventories and Other ......................      856,000        844,000
           Total current assets ................    1,773,000      1,831,000

Land and building ..............................    6,576,000      6,576,000
Furniture and equipment ........................    3,826,000      4,010,000
                                                   10,402,000     10,586,000
Less accumulated depreciation ..................   (4,144,000)    (3,219,000)
           Net property and equipment ..........    6,258,000      7,367,000
Other assets:
    Deposits and other .........................       91,000         94,000
           Total assets ........................ $  8,122,000   $  9,292,000

            Liabilities and Shareholders' Equity (Deficiency)
Current liabilities:
    Bank overdraft ............................. $       --       $  103,000
    Current maturities of long-term debt and
     Capital Lease obligations                      9,848,000      8,688,000
    Accounts payable and accrued liabilities ...    5,538,000      5,381,000
     Due to affiliates .........................    1,931,000      1,447,000
     Timeshare deposits ........................        2,000          2,000
           Total current liabilities ...........   17,319,000     15,621,000

Commitments and contingencies
Shareholders' equity (deficiency):
Preferred stock, $.0001 par value.  Authorized 50,000,000 shares,
  2,000,000 designated Series AA, 187,076 issued and outstanding
  ($748,000 liquidation preference) ............          --              --
Common stock, $.0001 par value.  Authorized
  25,000,000 shares, 13,906,945 and 12,615,417
  shares issued and outstanding, respectively           1,000          1,000
      Additional paid-in capital ...............   15,347,000     15,160,000
    Accumulated deficit ........................  (24,545,000)   (21,490,000)
        Total shareholders' equity (deficiency)   ( 9,197,000)    (6,329,000)
        Total liabilities and shareholders' equity $8,122,000   $  9,292,000

                         DEBBIE REYNOLDS HOTEL & CASINO, INC.

                        Consolidated Statements of Operations

                    Nine months ended September 30, 1997 and 1996

                                  (Unaudited)

                                                  1997                 1996
                                                 ------------   ------------
Revenue:
   Timeshare Sales ............................ $     66,000   $  1,501,000
   Rooms ......................................    1,132,000      1,780,000
   Showroom ...................................    1,391,000      1,211,000
   Museum .....................................      251,000        335,000
   Food & Beverage ............................      269,000        602,000
   Other ......................................      153,000        437,000
           Total revenue .......................    3,262,000      5,866,000

Operating costs & expenses:
   Timeshare ..................................       62,000        815,000
   Rooms ......................................      496,000        843,000
   Showroom ...................................    1,073,000      1,667,000
   Museum .....................................      184,000        238,000
   Food & Beverage ............................      401,000      1,121,000
   General and administrative, Facilities and
     Other costs                                   2,150,000      2,946,000
   Depreciation and amortization ..............      927,000      1,133,000
          Total operating expenses ............    5,293,000      8,763,000

          Loss from operations ................   (2,031,000)    (2,897,000)

Other income (expense):
   Interest expense ...........................   (1,024,000)    (1,162,000)
          Total other income (expense) ........   (1,024,000)    (1,162,000)

Net loss ...................................... $ (3,055,000)  $ (4,059,000)


Loss per weighted-average common and common share equivalents outstanding:
      Net loss per share ....................... $       (.23)  $       (.33)

      Weighted-average number of common shares and common share
        equivalents outstanding ................   13,511,278     12,147,682

                       DEBBIE REYNOLDS HOTEL & CASINO, INC.

                       Consolidated Statements of Operations

                  Three months ended September 30, 1997 and 1996

                                  (Unaudited)




                                                   1997                 1996
                                        ------------------   ------------------
Revenue:
    Timeshare Sales ............................ $       --     $    832,000
    Rooms ......................................      246,000        434,000
    Showroom ...................................      287,000        295,000
    Museum .....................................       63,000         87,000
    Food & Beverage ............................       54,000        125,000
    Other ......................................       50,000         82,000
           Total revenue .......................      700,000      1,855,000

Operating costs & expenses:
    Timeshare ..................................         --          311,000
    Rooms ......................................      122,000        237,000
    Showroom ...................................      197,000        287,000
    Museum .....................................       44,000         66,000
    Food & Beverage ............................       79,000        219,000
    General and administrative, Facilities and
     Other costs                                      445,000      1,172,000
    Depreciation and amortization ..............      309,000        378,000
           Total operating expenses ............    1,196,000      2,670,000

           Loss from operations ................     (496,000)      (815,000)

Other income (expense):
    Interest expense ...........................     (294,000)      (333,000)
           Total other income (expense) ........     (294,000)      (333,000)

Net loss ....................................... $   (790,000)  $ (1,148,000)


Loss per weighted-average common and common share equivalents outstanding:
      Net loss per share ....................... $       (.06)  $       (.09)

      Weighted-average number of common shares and common share
        equivalents outstanding ................   13,906,945     12,550,147

                       DEBBIE REYNOLDS HOTEL & CASINO, INC.

                      Consolidated Statements of Cash Flows

                  Nine months ended September 30, 1997 and 1996

                                (Unaudited)


                                                 1997                 1996
                                        ------------------   ------------------

Cash flows from operating activities:
    Net loss for the period .................... $(3,055,000)   $(4,059,000)
    Adjustments to reconcile net income to net cash
     provided by (used in)  operations .........   1,722,000      4,345,000
       Net cash used in operating activities      (1,333,000)       286,000

Cash flows from investing activities:
    Purchases of property and equipment ........     184,000       (445,000)
       Net cash used in investing activities         184,000       (445,000)

Cash flows from financing activities:
    Additional investments from shareholder ....        --          150,000
    Net increase In long-term debt .............   1,160,000        (52,000)
       Net cash provided by financing activities   1,160,000         98,000

Net increase (decrease) in cash ................      11,000        (61,000)

Cash at beginning of period ....................        -0-         172,000

Cash at end of period .......................... $    11,000    $   111,000


Supplemental disclosures of cash flow information:
    Interest paid on borrowings ................ $ 1,024,000    $ 1,091,000


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

                  DEBBIE REYNOLDS HOTEL & CASINO, INC.

               Notes to Unaudited Financial Statements

               September 30, 1997 and December 31, 1996

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

        (b)   Description of Business

The Company's operations consist primarily of the hotel operations of DRMC and the timeshare operations of Debbie Reynolds Resorts, Inc. ("DRRI"), a wholly-owned subsidiary of DRMC. DRMC owns and operates the Debbie Reynolds Hotel & Casino (the "Hotel"), a gift shop, the Hollywood Motion Picture Museum, a restaurant and bar and a showroom located on Convention Center Drive in Las Vegas, Nevada. The Company's operations, through DRRI, also consist of the sale of timeshare units in the Debbie Reynolds Hotel. DRRI obtained a permanent timeshare license on June 28, 1994. The Company is in the process of restructuring its timeshare division and currently is not actively selling timeshare units. In addition, DRMC and its management have pending applications filed for a gaming license from the Nevada gaming authorities; however, there can be no assurance that such license will be granted. Due to the Company's poor capital structure and acting on the advice of counsel, the Company requested the Nevada Gaming Authorities to place a hold on processing its pending gaming applications until its capital structure substantially improves. Prior to March 31, 1996, the Company leased space to a third party for the operation of a casino. The Company served the operator with a termination notice in February 1996 pursuant to the terms of the lease agreement, because the Company was losing money on a monthly basis. The Company requested Jackpot to cease operations as of June 30, 1996. On March 31, 1996 the operator discontinued its gaming operations on the property, removed all of its gaming equipment and subsequently filed a lawsuit against DRHC. [See Item 1 - Legal Proceedings]

On October 30, 1996 the Company entered into an Agreement for Purchase and Sale with ILX Incorporated ("ILX") under which ILX would purchase the Debbie Reynolds Hotel & Casino (the "Hotel"), including all of the Hotel's real and personal property and the Hotel's timeshare operations (the "ILX Agreement"). ILX is a publicly-held corporation based in Phoenix, Arizona which principally owns, operates and markets resort properties in Arizona, Florida, Indiana and Mexico. On May 15, 1997 ILX elected to cancel and terminate this Agreement.

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

Due to the inability of the Company to generate sufficient funds to cover all of its expenses it filed for relief under Chapter 11 of the Bankruptcy Code on July 3, 1997. The Company will seek reorganization of its debts. Also filing were subsidiary companies Debbie Reynolds Management Company and Debbie Reynolds Resorts, Inc. In addition, Miss Debbie Reynolds has resigned as Chairman of the Board, Director and an Officer of Debbie Reynolds Hotel & Casino, Inc., Debbie Reynolds Management Company and Debbie Reynolds Resorts, Inc. In addition, Debbie Reynolds filed for relief under Chapter 11 of the Bankruptcy Code.

On September 30, 1997 the Company entered into a Deal Point Memorandum with David A. Siegel, ("Siegel"), individually, Owner and President of Westgate
Resorts, one of the largest timeshare developers in the world and T.D. Entertainment, ("TD"), TD shall acquire the rights to utilize the name and likeness of Debbie Reynolds and also shall acquire the rights from the Hollywood Motion Picture and Television Museum of California to operate the Hollywood Museum as it currently operates at the property. Todd Fisher and Debbie Reynolds are the majority owners of TD. Pursuant to the Deal Point Memorandum Siegel will arrange a loan of $15,650,000 to be secured by a first mortgage on the Company's property and invest $3,000,000 of equity into the Company. The $18,650,000 will be used, through a plan of reorganization, to satisfy debt, renovate the existing property, provide working capital and recapitalize the Company. As a condition precedent to arranging the mortgage and investing the equity into the Company, Siegel is requesting and TD has agreed to enter into a lease agreement with the Company which provides that Debbie Reynolds name and likeness continue to be utilized, that Debbie Reynolds provides showroom services and that the Hollywood Museum remain on property for the duration of the lease. The TD lease will include the casino, showroom, museum, giftshop and bar. The obligations of the Company, Siegel and TD to consummate this transaction was expressly conditioned upon the execution of a binding letter of intent. The Binding letter of intent was entered into on November 13, 1997. The Company plans to formulate a plan of reorganization and submit the plan to the federal bankruptcy court for approval.

On November 13, 1997 the Company entered into a Binding Letter of Intent with Central Florida Investment, Inc., ("CFI"), an affiliate of David A. Siegel, and T.D. Entertainment, ("TD"), an affiliate of Todd Fisher and Debbie Reynolds under which CFI will cause to be made a loan of $15,650,000 to be secured by a first deed of trust on the Company's property and invest $3,000,000 of equity into the Company. In consideration for the loan and the equity investment the Company has agreed to issue CFI 85% of the Company's common stock and a warrant to purchase 8,000,000 shares of common stock with an excercise price ranging from $.75 to $1.00 per share. The shares will be newly issued shares of the Company's common stock. TD has agreed to lease from the Company certain areas to include the space where the casino, showroom, museum, giftshop, bar and executive offices are located. The term of the lease will be for a period of 10 years and have a monthly payment of $50,000. This transaction is subject to Bankruptcy Court approval. The Company anticipates that the closing will occur late in the first quarter of 1998.

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

 (3)   Contingencies

The Company is involved in various claims and legal actions. In the opinion of management, the ultimate disposition of these matters has been evaluated and those claims considered probable and estimable have been accrued. As of September 30, 1997 the Company has accrued $890,000 for these claims.

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

Commencing in December 1995, the Company obtained additional financing through a Regulation D offering under the Securities Act of 1933 (the "Act"). The Company sold 200,000 units, consisting of 200,000 shares of the Company's common stock and 200,000 warrants to purchase one share of common stock at $1.00, totalling net proceeds of approximately $182,000. The offering of shares was directed solely to persons who met the definition of "Accredited Investor" set forth in rule 501(A) of Regulation D promulgated under the Act. The Company offered a maximum of 3,000,000 Units, (the "Unit"), each unit consisting of one share of Common Stock and one warrant to purchase one share of common stock at $1.00 per share. As of December 31, 1995 the Company sold $50,000 pursuant to the offering and in the first quarter 1996 $150,000 was sold.

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

In August 1996, the Company obtained a $500,000 loan from Gregory Orman, a non-affiliated party, the proceeds of which were principally used to reduce past due tax obligations, and reduce accounts payable and enabled the Company to engage its auditors. The loan bears interest at 12% and has $550,000 principal balance which was due November 1, 1996 and is in default. This loan is secured with a fourth mortgage on the Company's property and with certain of the Company's receivables. In connection with the financing the Company granted Orman warrants to acquire 260,000 shares of the Company's common stock at an exercise price of $.70 per share. On October 18, 1996, Orman agreed to extend the maturity date to February 1, 1997. In consideration for the extension the Company reduced Orman's exercise price on the warrants to acquire 260,000 shares of the Company's common stock from $.70 per share to $.22 per share. This loan is personally guaranteed by Ms. Reynolds and Todd Fisher. This loan is in default.

In February 1997, the Company obtained a $1,100,000 loan from Galt Capital, an affiliate of Gregory Orman, a non-affiliated party, the proceeds of which were principally used to pay-off the TPM/Source second mortgage that was in default, reduce past due tax obligations, reduce accounts payable. The balance was used to fund the Company's operations. The loan bears interest at 12% and had $1,100,000 principal balance due June 5, 1997 and is in default. This loan is secured pursuant to an assignment of TPM Holding, Inc. second Deed of Trust, Loan Agreement and Promissory Note dated December 1994 and is secured by a $573,000 first deed of trust placed against real property owned by Selden Enterprises, ("Selden"), an affiliate of Ms. Reynolds and Todd Fisher. In addition, Debbie Reynolds and Todd Fisher have personally guaranteed this loan. The Company will issue Selden 500,000 shares of its common stock as consideration for allowing the deed of trust to be placed on its real property. The Company will also issue Ms. Reynolds 500,000 shares of its common stock in consideration of her personal guarantee and in recognition of numerous past uncompensated guarantees provided by Ms. Reynolds as well as Ms. Reynolds' continued efforts on behalf of the Company. In connection with the financing the Company has issued a warrant to Galt Capital to purchase approximately 2% of the Company's outstanding common stock, as calculated pursuant to the agreement, at an exercise price of $.22 per share, the estimated fair market value at the time, the warrant expires February 5, 2000. This loan is in default.

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

As of September 1997, the Company is in default under the following obligations: the Bennett Management & Development ("BMD") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BMD mortgage had a balance of approximately $2,115,000 plus accrued interest outstanding at September 30, 1997; the Bennett Funding International, Ltd. ("BFI") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BFI mortgage had a principal balance of approximately $2,865,000 plus accrued interest outstanding at September 30, 1997; the Gregory Orman ("Orman") mortgage is in default due to non-payment of interest and the note has matured and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the Orman mortgage had a principal balance of approximately $550,000 plus accrued interest outstanding at September 30, 1997; the Galt Capital ("Galt") mortgage is in default due to non-payment of interest and the note has matured and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the Galt mortgage had a principal balance of approximately $1,100,000 plus accrued interest outstanding at September 30, 1997; and the Company is in default on its unsecured subordinated debentures due to non-payment of monthly interest, and the debentures have matured, the holders have the right to accelerate immediately and make demand on the entire outstanding principal balance.

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

On July 3, 1997 the Company filed for relief under Chapter 11 of the Bankruptcy Code, due to the inability of the Company to generate sufficient funds to cover its expenses and obliagations. The Company will seek reorganization of its debts. Also filing were subsidiary companies Debbie Reynolds Management Company and Debbie Reynolds Resorts, Inc. In addition, Miss Debbie Reynolds has resigned as Chairman of the Board, Director and an Officer of Debbie Reynolds Hotel & Casino, Inc., Debbie Reynolds Management Company and Debbie Reynolds Resorts, Inc. Debbie Reynolds also filed for relief under Cahpter 11 of the Bankruptcy Code.

On September 30, 1997 the Company entered into a Deal Point Memorandum with David A. Siegel, ("Siegel"), individually, Owner and President of Westgate
Resorts, one of the largest timeshare developers in the world and T.D. Entertainment, ("TD"), TD shall acquire the rights to utilize the name and likeness of Debbie Reynolds and also shall acquire the rights from the Hollywood Motion Picture and Television Museum of California to operate the Hollywood Museum as it currently operates at the property. Todd Fisher and Debbie Reynolds are the majority owners of TD. Pursuant to the Deal Point Memorandum Siegel will arrange a loan of $15,650,000 to be secured by a first mortgage on the Company's property and invest $3,000,000 of equity into the Company. The $18,650,000 will be used, through a plan of reorganization, to satisfy debt, renovate the existing property, provide working capital and recapitalize the Company. As a condition precedent to arranging the mortgage and investing the equity into the Company, Siegel is requesting and TD has agreed to enter into a lease agreement with the Company which provides that Debbie Reynolds name and likeness continue to be utilized, that Debbie Reynolds provides showroom services and that the Hollywood Museum remain on property for the duration of the lease. The TD lease will include the casino, showroom, museum, giftshop and bar. The obligations of the Company, Siegel and TD to consummate this transaction is expressly conditioned upon the execution of a binding letter of intent. The Binding letter of intent was entered into on November 13, 1997. The Company plans to formulate a plan of reorganization and submit the plan to the federal bankruptcy court for approval.

On November 13, 1997 the Company entered into a Binding Letter of Intent with Central Florida Investment, Inc., ("CFI"), an affiliate of David A. Siegel, and T.D. Entertainment, ("TD"), an affiliate of Todd Fisher and Debbie Reynolds under which CFI will cause to be made a loan of $15,650,000 to be secured by a first deed of trust on the Company's property and invest $3,000,000 of equity into the Company. In consideration for the loan and the equity investment the Company has agreed to issue CFI 85% of the Company's common stock and a warrant to purchase 8,000,000 shares of common stock with an excercise price ranging from $.75 to $1.00 per share. The shares will be newly issued shares of the Company's common stock. TD has agreed to lease from the Company certain areas to include the space where the casino, showroom, museum, giftshop, bar and executive offices are located. The term of the lease will be for a period of 10 years and have a monthly payment of $50,000. This transaction is subject to Bankruptcy Court approval. The Company anticipates that the closing will occur late in the first quarter of 1998.

The Company had a working capital deficiency of $15,546,000 at September 30, 1997, compared with a working capital deficiency of $10,059,000 at December 31, 1996, an increase of $5,487,000. This increase is attributable to the Company continuing to incur substantial operating losses during the nine months ended September 30, 1997 and maturing long-term debt.


 (3)   Revenues

Revenues for the quarter ended September 30, 1997 totaled $700,000 as compared to $1,855,000 for the quarter ended September 30, 1996, representing a 62% decrease for 1997. This decrease is attributable, in large part, to the decrease in rooms revenue of $188,000 as compared to the quarter ended September 30, 1996 and the decrease in timeshare revenue of $832,000 as compared to the quarter ended September 30, 1996. The decrease in rooms revenue is attributed to increased competition in the Las Vegas market. The decrease in timeshare revenue is attributed to the Company restructuring its timeshare division and currently not selling timeshare units.

The loss from operations for the quarter ended September 30, 1997 totaled $496,000 as compared to a $815,000 loss from operations for the second quarter ended 1996. Included in the loss from operations was $25,000 loss from the restaurant operations. The net loss for the quarter ended September 30, 1997 totaled $790,000 as compared to $1,148,000 for the quarter ended September 30, 1996.

Revenues for the nine months ended September 30, 1997 totaled $3,262,000 as compared to $5,866,000 for the nine months ended September 30, 1996, representing a 44% decrease for 1997. This decrease is attributed, in large part, to the decrease of $1,435,000 in timeshare sales for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease in revenue is also attributable to the decrease in rooms revenue of $648,000 as compared to the nine months ended September 30, 1996. The decrease in room revenue is attributed to increased competition in the Las Vegas market.

The loss from operations for the nine months ended September 30, 1997 totaled $2,031,000 as compared to $2,897,000 for the nine months ended September 30, 1996. The Company decreased showroom operating expenses by $594,000 as compared to the nine months ended September 30, 1996. The restaurant operation generated $132,000 in operating losses for the nine months ended September 30, 1997 as compared to $519,000 in operating losses for the nine months ended September 30, 1996. General administrative, facility and other costs were $2,150,000 for the nine months ended September 30, 1997 as compared to $2,946,000 for the nine months ended September 30, 1996. The $796,000 decrease in General administrative, facility and other costs can be attributed to managements restructuring of staffing and operations. The net loss for the nine months ended September 30, 1997 totaled $3,055,000 as compared to $4,059,000 for the nine months ended September 30, 1996.


 (4)   Interest Expense

Interest expense decreased from $1,162,000 for the nine months ended September 30, 1996 to $1,024,000 for nine months ended September 30, 1997.

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

                         Form 10-QSB

PART  II.           Other Information, Continued

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

As of September 1997, the Company is in default under the following obligations: the Bennett Management & Development ("BMD") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire

                         Form 10-QSB


outstanding principal balance; the BMD mortgage had a balance of approximately $2,115,000 plus accrued interest outstanding at September 30, 1997; the Bennett Funding International, Ltd. ("BFI") mortgage is in default due to non-payment of interest and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the BFI mortgage had a principal balance of approximately $2,865,000 plus accrued interest outstanding at September 30, 1997; the Gregory Orman ("Orman") mortgage is in default due to non-payment of interest and the note has matured and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the Orman mortgage had a principal balance of approximately $550,000 plus accrued interest outstanding at September 30, 1997; the Galt Capital ("Galt") mortgage is in default due to non-payment of interest and the note has matured and the holder has the right to accelerate the mortgage immediately and make demand on the entire outstanding principal balance; the Galt mortgage had a principal balance of approximately $1,100,000 plus accrued interest outstanding at September 30, 1997. (See Part I - Item 2 Management Discussion and Analysis (2) liquidity and Capital resources for a more complete details of the Galt Capital mortgage).


Item 4.       Submission of Matters to a Vote of Security Holders

              None


Item 5.       Other Information

              None


Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    None

              (b)   Reports on Form 8-K

During the quarter ended September 30, 1997 the Registrant filed the following reports on Form 8-K:

Current report on Form 8-K dated July 7, 1997, reporting Item 5 - Other Events.

Current report on Form 8-K dated September 30, 1997, reporting Item 5 - Other Events.

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




                      DEBBIE REYNOLDS HOTEL & CASINO, INC.





                       By:       /S/  Todd Fisher
                       Todd Fisher, Chief Executive Officer





Date:   November 14, 1997



                       By:       /S/  Todd Fisher
                       Todd Fisher, Chief Financial Officer